Form 10-Q
period 2018-03-31
Pharos Capital BDC, Inc.
filed 2018-05-11
CIK 1719606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01264

Pharos Capital BDC, Inc.

(Exact name of registrant as specified in its charter)

Maryland

(State of Incorporation)

3889 Maple Avenue

Suite 400

Dallas, TX 75219

(Address of principal executive offices)

(214) 855-0194

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(do not check if a smaller reporting company)
Emerging growth company	☒

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The issuer had 100 shares of common stock, $0.01 par value per share, outstanding as of May 11, 2018.

PHAROS CAPITAL BDC, INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2018

Item 1. Financial Statements

Pharos Capital BDC, Inc.

Statement of Assets and Liabilities

March 31, 2018 (Unaudited)
Assets
Cash	$1,000
Non-control/Non-affiliate investments, at fair value	-
Dividends and interest receivable	-
Capital stock sold	-
Other accounts receivable	-
Other assets	-
Total assets	1,000

Liabilities
Accounts payable	-
Accrued liabilities	-
Notes payable and other debt	-
Total liabilities	-

Commitments and contingencies (Note 4)
Net assets
Common shares, $0.01 par value; 100,000,000 shares authorized; 100 shares issued and outstanding	1
Additional paid-in-capital	999
Total net assets	$1,000
Net asset value per share	$10.00

The accompanying notes are an integral part of these financial statements.

As of March 31, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Operations (Unaudited)

For the Quarter Ended March 31, 2018 (Unaudited)
Investment income
Interest income	$-
Dividend income	-
Total investment income	-

Operating expenses
Management fee	-
Incentive fee	-
Administrative fee	-
Directors’ fees	-
Professional fees	-
Other expenses	-
Total operating expenses	-
Net investment income (loss)
Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	-
Net change in unrealized appreciation (depreciation) on investments	-
Net realized and unrealized gain (loss) on investments	-
Net increase (decrease) in net assets resulting from operations	$-
Net increase (decrease) in net assets resulting from operations per common share	$-
Net investment income (loss) per common share	$-
Weighted average common shares outstanding	100
Distributions to shareholders	-
Distributions per common share	$-

The accompanying notes are an integral part of these financial statements.

As of March 31, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Changes in Net Assets (Unaudited)

For the Quarter Ended March 31, 2018 (Unaudited)
Net increase (decrease) in net assets from operations
Net investment income (loss)	$-
Net realized gain (loss) on investments	-
Net change in unrealized appreciation (depreciation) on investments	-
Net increase (decrease) in net assets resulting from operations	-

Distributions to shareholders	-
Capital share transactions	1,000
Total increase (decrease) in net assets	1,000
Net assets
Beginning of period	-
End of period	$1,000

The accompanying notes are an integral part of these financial statements.

As of March 31, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Cash Flows (Unaudited)

For the Quarter Ended March 31, 2018 (Unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in loans and securities	-
Repayments on direct loans and sale of other securities	-
Increase (decrease) in other assets	-
Net cash provided by (used in) operating activities	-
Cash flows from financing activities
Borrowings under credit facility	-
Repayments of credit facility	-
Proceeds from capital shares sold	1,000
Cash distributions paid to shareholders	-
Net cash provided by (used in) financing activities	1,000
Net increase (decrease) in cash	-
Cash at beginning of period	-
Cash at end of period	$1,000
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$-
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$-

The accompanying notes are an integral part of these financial statements.

As of March 31, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Notes to Statement of Assets and Liabilities (Unaudited)

1.	Organization and Basis of Presentation

Organization

Pharos Capital BDC, Inc. (the “Company”) is a Maryland corporation formed on October 3, 2017. The Company intends to elect to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). The Company was formed primarily to lend to select high-growth companies in underserved communities with limited access to capital in the United States.

As of March 31, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. The sale of common shares was approved by the unanimous consent of the Company’s board. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

The Company expects to conduct private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a notice to its investors. The company anticipates commencing its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering.

The Company is managed by the Adviser. No management fees will be paid to the Adviser until commencement of investment activities.

Basis of Presentation

The statement of assets and liabilities has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

Fiscal Year End

The Company’s fiscal year ends on December 31.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. money market funds, U. S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company places its cash and cash equivalents with financial institutions.

Pharos Capital BDC, Inc.

Notes to Statement of Assets and Liabilities (Unaudited) (continued)

Income Taxes

The Company intends to file an election to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended. The Company also intends to elect to be treated as a Regulated Investment Company (RIC) under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2018. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected on the financial statements of the Company.

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in the ASU shorten the amortization period for certain callable debt securities, held at a premium, to be amortized to the earliest call date. The ASU does not require an accounting change for securities held at a discount; which continues to be amortized to maturity. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Management is currently evaluating the impact, if any, of applying this provision.

3.	Related Party Transactions

The Company entered into an investment advisory agreement with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The advisory service fees will consist of a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s shareholders.

Base Management Fee

The base management fee is payable at the beginning of each calendar quarter and calculated at an annual rate of 1.50% of the sum of all assets as of the end of the most recently completed calendar quarter and of all uncalled capital committed to the Company by investors as of the end of the most recently completed calendar quarter. The base management fee for any partial month or quarter will be appropriately prorated.

Incentive Fee

The incentive fee, which provides the Adviser with a share of the income that the Adviser generates for the Company, will consist of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Investment Income Component: Under the investment income component, the Company will pay the Adviser each quarter an incentive fee with respect to its pre-incentive fee net investment income. The investment income component will be calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding fiscal quarter. Payments based on pre-incentive fee net investment income will be based on the pre-incentive fee net investment income earned for the quarter. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Company receives from portfolio companies) the Company accrues during the fiscal quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) entered into between the Company and U.S. Bancorp Fund Services, LLC (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee; provided however, that pre-incentive fee net investment income shall be reduced by multiplying the pre-incentive fee net investment income earned for the quarter by a fraction, the numerator of which is the Company’s total assets (as of quarter-end) minus average daily borrowings for the immediately preceding fiscal quarter, and the denominator of which is the Company’s total assets (as of quarter-end) for the immediately preceding fiscal quarter. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that the Company has not yet received in cash; provided, however, that the portion of the incentive fee attributable to deferred interest features shall be paid, only if and to the extent received in cash, and any accrual thereof shall be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income shall not reduce the amounts payable for any quarter pursuant to the calculation of the investment income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pharos Capital BDC, Inc.

Notes to Statement of Assets and Liabilities (Unaudited) (continued)

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as the amount of funded capital commitments from investors) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized). The Company shall pay the Adviser an incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0%; (2) 100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter (10.0% annualized) (the portion of the Company’s pre-incentive fee net investment income that exceeds the hurdle but is less than 2.5% is referred to as the “catch-up”; the “catch-up” is meant to provide the Adviser with 20.0% of the Company’s pre-incentive fee net investment income as if a hurdle did not apply if the Company’s pre- incentive fee net investment income exceeds 2.5% in any calendar quarter); and (3) 20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) payable to the Adviser (once the hurdle is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to the Adviser). These calculations shall be appropriately pro-rated for any period of less than three months.

Capital Gains Component: Under the capital gains component of the incentive fee, the Company will pay the Adviser at the end of each calendar year 20.0% of its aggregate cumulative realized capital gains from the date of our election to be regulated as a business development company through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. The Company will accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to shareholders. If that amount is negative, then no capital gains incentive fee will be payable for such year. If the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

4.	Commitments and Contingencies

As of March 31, 2018, the Adviser and its affiliates have incurred organizational, operating and offering costs of approximately $773,374 on behalf of the Company. In the event receipt of a formal commitment of external capital does not occur, initial organization and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this statement of assets and liabilities, no such costs have been recorded by the Company.

5.	Net Assets

As of March 31, 2018, the total number of shares of all classes of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock, par value $0.01 per share. During the three months ended March 31, 2018, the Adviser contributed $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 100 shares of common stock of the Company at $10 per share.

6.	Subsequent Events

There have been no subsequent events that require recognition or disclosure through May 11, 2018, the date that the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

●	such an economic downturn could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

●	such an economic downturn could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

●	such an economic downturn could also impact availability and pricing of our financing;

●	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

●	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	our contractual arrangements and relationships with third parties;

●	the ability of our portfolio companies to achieve their objectives;

●	competition with other entities and our affiliates for investment opportunities;

●	the speculative and illiquid nature of our investments;

●	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;

●	the adequacy of our financing sources and working capital;

●	the loss of key personnel;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of the Adviser to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a BDC;

●	the effect of legal, tax and regulatory changes; and

●	other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of Amendment No. 1 to our Registration Statement on Form 10, filed on March 16, 2018 (File No. 000-55885), and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Amendment No. 1 to our Registration Statement on Form 10, filed on March 16, 2018 (File No. 000-55885), and Item 1A of Part II and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements will not be applicable to us when we elect to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), since, at such time, we will be an investment company.

The following analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Overview

We were incorporated on October 3, 2017 as a corporation under the laws of the State of Maryland. We were organized primarily to generate attractive risk-adjusted returns by investing in select high-growth companies well positioned in underserved communities with limited access to capital. We intend to execute this strategy by being a value-added partner with deep operating expertise in healthcare and seeking companies that improve patient outcomes, lower the total cost of healthcare, and/or expand access to care. We will invest primarily in mezzanine loans and convertible debt securities.

We expect to conduct private offerings (each a “Private Offering”) of our Shares through multiple closings to investors in reliance on exemptions from the registration requirements of the 1933 Act. At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase Shares pursuant to a subscription agreement entered into with us. The initial closing (the “Initial Closing”) of the Private Offering is expected to occur in 2018. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Shares will be issued at the most recent quarterly net asset value per share, subject to adjustment as required by Section 23 of the 1940 Act. Any adjustments would take into account a good faith determination, by the Board or an authorized committee thereof, of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act. Additionally, the Board is authorized to authorize the Company to issue shares of preferred stock in one or more classes or series without shareholder approval.

We anticipate commencing our loan origination and investment activities as soon as practicable following the initial drawdown from investors in the Private Offering (the “Initial Drawdown”) which is expected to occur in 2018. Prior to an initial public offering (“IPO”) the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing” and the Initial Closing, each Subsequent Closing and the Final Closing, each a “Closing”). We do not intend to impose a time limit for holding subsequent closings.

Pharos Capital Group, LLC (the “Adviser”) serves as our investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) that we entered into with the Adviser prior to the effectiveness of the amended Registration Statement filed with the SEC on March 16, 2018. Subject to the overall supervision of the Board, the Adviser will be responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and the Company will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “1933 Act”).

Portfolio and Investment Activity

As of March 31, 2018, we have not commenced investment activities.

Results of Operations

As of March 31, 2018, we have not completed the initial closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

Revenues

We plan to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Any debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We will also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and by the Administrator in performing its administrative obligations under the Administration Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

●	the cost of our organization and this offering;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting any sales and repurchases of our common stock and other securities;

●	fees and expenses payable under any dealer manager agreements, if any;

●	debt service and other costs of borrowings or other financing arrangements;

●	costs of hedging;

●	expenses, including travel expense, incurred by the Adviser and related personnel, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;

●	transfer agent and custodial fees;

●	fees and expenses associated with marketing efforts;

●	federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;

●	federal, state and local taxes;

●	independent directors’ fees and expenses including certain travel expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

●	the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	commissions and other compensation payable to brokers or dealers;

●	research and market data;

●	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits, outside legal and consulting costs;

●	costs of winding up;

●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

●	extraordinary expenses (such as litigation or indemnification); and

●	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

As there were no formal commitments of external capital as of March 31, 2018, we have recorded no such costs. Until such time as we receive a formal commitment of external capital or, in the event we do not receive a formal commitment of external capital, the Adviser will pay all organization and offering expenses.

Financial Condition, Liquidity and Capital Resources

As we have not yet commenced investment operations, we have not substantiated any transactions to date. Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.

Equity Activity

In connection with our formation, we have the authority to issue 100,000,000 shares of common stock at a $0.01 per share par value.

In conjunction with our formation, we issued and sold 100 Shares to the Adviser, for an aggregate purchase price of $1,000. These Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(2) of the 1933 Act. We have not had any other equity transactions as of March 31, 2018.

Contractual Obligations

As of March 31, 2018, we have not commenced investment operations.

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act. Under the Investment Advisory Agreement, the Adviser will be responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we will pay (i) a base management fee equal to a percentage of aggregate amount of capital committed to us by investors and (ii) an incentive fee based on our performance. The Adviser will also be responsible for furnishing us with office facilities and equipment and will provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. We will reimburse the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Investment Advisory Agreement, including the allocable portion of the rent and cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

We have also entered into the Administration Agreement with the Administrator, pursuant to which the Administrator will perform, or oversee the performance of, clerical, bookkeeping, recordkeeping, and other required administrative services, including managing the payment of expenses and the performance of administrative and professional services rendered by others. We will reimburse the Administrator an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Administration Agreement.

We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over LIBOR. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments, and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Advisory Agreement and the Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Critical Accounting Policies

Valuation of Portfolio Securities

We measure the value of our investments in at fair value accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

●	Level 1 – Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●	Level 2 – Valuation are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

Investments for which market quotations are readily available will typically be valued at those market quotations. To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of our investments, will be valued at fair value as determined in good faith by the Valuation Committee, based on, among other things, the input of the Adviser, the Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board to review our investments.

The Board will undertake a multi-step valuation process, which includes, among other procedures, the following:

●	With respect to investments for which market quotations are readily available, those investments will typically be valued at those market quotations;

●	With respect to investments for which market quotations are not readily available, the valuation process begins with the Adviser providing a preliminary valuation of each portfolio company or investment to the independent valuation firm;

●	The independent valuation firm will review and adjust the preliminary valuations as necessary. Agreed upon valuation recommendations will be presented to the Audit Committee;

●	The Audit Committee will review the valuations presented and recommend values for each investment to the Board; and

●	The Board will review the recommended valuations and determine the fair value of each investment; valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, the input of the Adviser, the Audit Committee and, where applicable, other third parties.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in our financial statements.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Organization and Offering Costs

In the event receipt of a formal commitment of external capital does not occur, initial organization and offering costs incurred of $773,374 to date will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this filing, no such costs have been recorded by the Company.

Management and Incentive Fees

Even in the event the value of a shareholder’s investment declines, the management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser. The management fee is calculated as a percentage of the value of our gross assets and our shareholders’ remaining unfunded Capital Commitments to us at a specific time, which would include any borrowings for investment purposes, and may give the Adviser an incentive to use leverage to make additional investments and because it is based, in part, on our shareholders’ remaining unfunded Capital Commitments to us, it may be payable even when we have limited invested assets. In addition, the management fee is payable regardless of whether the value of our gross assets has decreased. The use of increased leverage may increase the likelihood of default, which would disfavor our shareholders. Given the subjective nature of the investment decisions that the Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest. Additionally, because the management fee is calculated on gross assets, including uninvested cash, the Adviser may continue to collect a management fee even if the Company fails to identify and make investments.

One component of the incentive fee is calculated as a percentage of pre-incentive fee net investment income. Since pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation, it is possible that we may pay an incentive fee in a quarter in which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached in that quarter and, as a result, that an incentive fee is paid for that quarter. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the management fee.

The second component of the incentive fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe the Adviser an incentive fee during one year as a result of realized capital gains on certain investments, and then later incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years. Incentive fees earned in prior years cannot be clawed back even if we later incur losses.

In addition, the incentive fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. The Adviser receives the incentive fee based, in part, upon capital gains realized on our investments. Unlike the portion of the incentive fee that is based on net investment income, there is no hurdle rate applicable to the portion of the capital gains incentive fee. As a result, the Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income-producing investments. Such a practice could result in us making more speculative investments than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

Taxation as a Regulated Investment Company (“RIC”)

As soon as practicable after our election to be a BDC, we intend to elect to be treated and to qualify each year thereafter as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we:

●	qualify as a RIC; and

●	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or is deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

o	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

o	no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2018, we had not commenced investment activities.

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

When investing commences, we will be subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

As of March 31, 2018, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on March 16, 2018, except as follows:

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. Because our common stock is not listed on a national securities exchange, if we receive approval to increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% from an asset coverage ratio of 200%, then we must offer to repurchase all of our common stock held by stockholders as of the date of such approval. In addition, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)
3.2	Bylaws (1)
10.3	Dividend Reinvestment Plan (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1) Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55885) filed with the SEC on March 18, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharos Capital BDC, Inc.
Date: May 11, 2018
	By:	/s/ Kneeland Youngblood
		Name:	Kneeland Youngblood
		Title:	President and Chief Executive Officer

Date: May 11, 2018	By:	/s/ Kimberly D. Futrell
		Name:	Kimberly Futrell
		Title:	Chief Financial Officer and Chief Compliance Officer

