Form 10-Q
period 2018-06-30
Pharos Capital BDC, Inc.
filed 2018-08-10
CIK 1719606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The issuer had 100 shares of common stock, $0.01 par value per share, outstanding as of August 10, 2018.

PHAROS CAPITAL BDC, INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2018

Item 1. Financial Statements

Pharos Capital BDC, Inc.

Statement of Assets and Liabilities

(Unaudited)

June 30, 2018 (Unaudited)
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

As of June 30, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Operations (Unaudited)

	Quarter Ended June 30, 2018 (Unaudited)	Six Months Ended June 30, 2018 (Unaudited)
Investment income
Interest income	$-	$-
Dividend income	-	-
Total investment income	-	-

Operating expenses
Management fee	-	-
Incentive fee	-	-
Administrative fee	-	-
Directors' fees	-	-
Professional fees	-	-
Other expenses	-	-
Total operating expenses	-	-
Net investment income (loss)	-	-

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-
Net realized and unrealized gain (loss) on investments	-	-
Net increase (decrease) in net assets resulting from operations	$-	$-
Net increase (decrease) in net assets resulting from operations per common share	$-	$-
Net investment income (loss) per common share	$-	$-

Weighted average common shares outstanding	100	100

Distributions to shareholders	-	-
Distributions per common share	$-	$-

The accompanying notes are an integral part of these financial statements.

As of June 30, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Changes in Net Assets (Unaudited)

Six Months Ended June 30, 2018 (Unaudited)
Net increase (decrease) in net assets from operations
Net investment income (loss)	$-
Net realized gain (loss) on investments	-
Net change in unrealized appreciation (depreciation) on investments	-
Net increase (decrease) in net assets resulting from operations	-
Distributions to shareholders	-
Capital share transactions	1,000
Total increase (decrease) in net assets	1,000
Net assets
Beginning of period	-
End of period	-
$ 1,000

The accompanying notes are an integral part of these financial statements.

As of June 30, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Cash Flows (Unaudited)

Six Months Ended June 30, 2018 (Unaudited)
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

As of June 30, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Notes to Financial Statements (Unaudited)

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

As of June 30, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. The sale of common shares was approved by the unanimous consent of the Company’s board. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

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

Pharos Capital BDC, Inc.

Notes to Financial Statements (Unaudited) (continued)

Income Taxes

The Company intends to file an election to be regulated as a BDC under the 1940 Act, as amended. The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2018. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected on the financial statements of the Company.

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

Pharos Capital BDC, Inc.

Notes to Financial Statements (Unaudited) (continued)

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as the amount of funded capital commitments from investors) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized). The Company shall pay the Adviser an incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0%; (2) 100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter (10.0% annualized) (the portion of the Company’s pre-incentive fee net investment income that exceeds the hurdle but is less than 2.5% is referred to as the “catch-up”; the “catch-up” is meant to provide the Adviser with 20.0% of the Company’s pre-incentive fee net investment income as if a hurdle did not apply if the Company’s pre-incentive fee net investment income exceeds 2.5% in any calendar quarter); and (3) 20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) payable to the Adviser (once the hurdle is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to the Adviser). These calculations shall be appropriately pro-rated for any period of less than three months.

Capital Gains Component: Under the capital gains component of the incentive fee, the Company will pay the Adviser at the end of each calendar year 20.0% of its aggregate cumulative realized capital gains from the date of our election to be regulated as a business development company through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. The Company will accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with U.S. GAAP. The capital gains component of the incentive fee is not subject to any minimum return to shareholders. If that amount is negative, then no capital gains incentive fee will be payable for such year. If the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

4.	Commitments and Contingencies

As of June 30, 2018, the Adviser and its affiliates have incurred organizational, operating and offering costs of approximately $1,079,047 on behalf of the Company. In the event receipt of a formal commitment of external (non-Adviser or their affiliates) capital does not occur, initial organization and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this statement of assets and liabilities, no such costs have been recorded by the Company.

5.	Net Assets

As of June 30, 2018, the total number of shares of all classes of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock, par value $0.01 per share. During the six months ended June 30, 2018, the Adviser contributed $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 100 shares of common stock of the Company at $10 per share.

6.	Subsequent Events

On August 7, 2018, the Company's board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act, and recommended that the shareholders of the Company approve such modified asset coverage requirements. On August 9, 2018, Pharos Capital Group, LLC, the sole shareholder of the Company, approved the modified asset coverage requirements. As a result, the asset coverage ratio applicable to the Company was changed from 200% to 150% effective August 10, 2018.

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

Portfolio and Investment Activity

As of June 30, 2018, we have not commenced investment activities.

Results of Operations

As of June 30, 2018, we have not completed the initial closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

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

As there were no formal commitments of external capital as of June 30, 2018, we have recorded no such costs. Until such time as we receive a formal commitment of external capital or, in the event we do not receive a formal commitment of external capital, the Adviser will pay all organization and offering expenses.

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

In conjunction with our formation, we issued and sold 100 Shares to the Adviser for an aggregate purchase price of $1,000. These Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(2) of the 1933 Act. We have not had any other equity transactions as of June 30, 2018.

Contractual Obligations

As of June 30, 2018, we have not commenced investment operations.

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. We had no off-balance sheet arrangements as of June 30, 2018.

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

Organization and Offering Costs

In the event receipt of a formal commitment of external capital does not occur, initial organization and offering costs incurred of $1,079,047 to date will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this filing, no such costs have been recorded by the Company.

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

In addition, the incentive fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The Adviser receives the incentive fee based, in part, upon capital gains realized on our investments. Unlike the portion of the incentive fee that is based on net investment income, there is no hurdle rate applicable to the portion of the capital gains incentive fee. As a result, the Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income-producing investments. Such a practice could result in us making more speculative investments than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

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

As of June 30, 2018, we had not commenced investment activities.

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

Item 1A. Risk Factors

As of June 30, 2018, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on March 16, 2018, except as follows:

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. Because our common stock is not listed on a national securities exchange, if we receive approval to increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% from an asset coverage ratio of 200%, then we must offer to repurchase all of our common stock held by shareholders as of the date of such approval. In addition, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage.

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

Because we have received Board approval and the approval of our initial shareholder, we are subject to 150% Asset Coverage.

Recent legislation provides that in order for a BDC to be subject to an asset coverage ratio of 150%, the Company must either obtain: (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval, or (ii) obtain shareholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such shareholder approval. Because our Board and Pharos Capital Group, LLC, our initial shareholder, approved this proposal on August 7, 2018, the asset coverage ratio of 150% is effective. Incurring additional indebtedness could increase the risk of investing in the Company.

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

* Filed herewith.

(1) Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55885) filed with the SEC on March 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharos Capital BDC, Inc.
Date: August 10, 2018
	By:	/s/ Kneeland Youngblood
Name: Kneeland Youngblood
Title: President and Chief Executive Officer

Date: August 10, 2018	By:	/s/ Kimberly D. Futrell
Name: Kimberly Futrell
Title: Chief Financial Officer and Chief Compliance Officer

