Form 10-Q
period 2018-09-30
Pharos Capital BDC, Inc.
filed 2018-11-09
CIK 1719606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 100 shares of common stock, $0.01 par value per share, outstanding as of November 8, 2018.

PHAROS CAPITAL BDC, INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2018

i

Item 1. Financial Statements

Pharos Capital BDC, Inc.

Statement of Assets and Liabilities (Unaudited)

September 30, 2018 (Unaudited)
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

As of September 30, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Operations (Unaudited)

	Quarter Ended September 30, 2018 (Unaudited)	Nine Months Ended September 30, 2018 (Unaudited)
Investment income
Interest income	$-	$-
Dividend income	-	-
Total investment income	-	-

Operating expenses
Management fee	-	-
Incentive fee	-	-
Administrative fee	-	-
Directors' fees	-	-
Professional fees	-	-
Other expenses	-	-
Total operating expenses	-	-
Net investment income (loss)	-	-

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-
Net realized and unrealized gain (loss) on investments	-	-
Net increase (decrease) in net assets resulting from operations	$-	$-
Net increase (decrease) in net assets resulting from operations per common share	$-	$-
Net investment income (loss) per common share	$-	$-

Weighted average common shares outstanding	100	100

Distributions to shareholders	-	-
Distributions per common share	$-	$-

The accompanying notes are an integral part of these financial statements.

As of September 30, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Changes in Net Assets (Unaudited)

Nine Months Ended September 30, 2018 (Unaudited)
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

As of September 30, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Cash Flows (Unaudited)

Nine Months Ended September 30, 2018 (Unaudited)
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

As of September 30, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

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

As of September 30, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. The sale of common shares was approved by the unanimous consent of the Company’s board. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 27, 2018 (date of the above-referenced sale to the Adviser) are not provided.

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

Pharos Capital BDC, Inc.

Notes to Financial Statements (Unaudited) (continued)

Leverage

The Company intends to file an election to be regulated as a BDC under the 1940 Act, as amended. Upon such election, the Company will be required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio, but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150% upon either (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval, or (ii) shareholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such shareholder approval. Because our Board and Pharos Capital Group, LLC, our initial shareholder, approved this proposal on August 7, 2018, the asset coverage ratio of 150% is effective.

Income Taxes

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

Pharos Capital BDC, Inc.

Notes to Financial Statements (Unaudited) (continued)

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

Pharos Capital BDC, Inc.

Notes to Financial Statements (Unaudited) (continued)

4.	Commitments and Contingencies

As of September 30, 2018, the Adviser and its affiliates have incurred organizational, operating and offering costs of approximately $1,278,571 on behalf of the Company. In the event receipt of a formal commitment of external (non-Adviser or their affiliates) capital does not occur, initial organization and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this statement of assets and liabilities, no such costs have been recorded by the Company.

5.	Net Assets

As of September 30, 2018, the total number of shares of all classes of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock, par value $0.01 per share. During the nine months ended September 30, 2018, the Adviser contributed $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 100 shares of common stock of the Company at $10 per share.

6.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there are no subsequent events that would need to be disclosed in the Company’s financial statements.

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

Portfolio and Investment Activity

As of September 30, 2018, we have not commenced investment activities.

Results of Operations

As of September 30, 2018, we have not completed the initial closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

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

As there were no formal commitments of external capital as of September 30, 2018, we have recorded no such costs. Until such time as we receive a formal commitment of external capital or, in the event we do not receive a formal commitment of external capital, the Adviser will pay all organization and offering expenses.

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

In conjunction with our formation, we issued and sold 100 Shares to the Adviser for an aggregate purchase price of $1,000. These Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(2) of the 1933 Act. We have not had any other equity transactions as of September 30, 2018.

Contractual Obligations

As of September 30, 2018, we have not commenced investment operations.

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. We had no off-balance sheet arrangements as of September 30, 2018.

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

Organization and Offering Costs

In the event receipt of a formal commitment of external capital does not occur, initial organization and offering costs incurred of $1,278,571 to date will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this filing, no such costs have been recorded by the Company.

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

Leverage

The Company intends to file an election to be regulated as a BDC under the 1940 Act. Upon such election, the Company will be required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio, but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150% upon either (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval, or (ii) shareholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such shareholder approval. Because our Board and Pharos Capital Group, LLC, our initial shareholder, approved this proposal on August 7, 2018, the asset coverage ratio of 150% is effective. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our shareholders.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

○	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

○	no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

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

As of September 30, 2018, we had not commenced investment activities.

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

Item 1A. Risk Factors

As of September 30, 2018, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on March 16, 2018, except as follows:

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

*Filed herewith.

(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55885) filed with the SEC on March 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharos Capital BDC, Inc.
Date: November 9, 2018
	By:	/s/ Kneeland Youngblood
Name: Kneeland Youngblood
Title: President and Chief Executive Officer

Date: November 9, 2018	By:	/s/ Kimberly D. Futrell
Name: Kimberly Futrell
Title: Chief Financial Officer and Chief Compliance Officer