Form 10-K
period 2018-12-31
Pharos Capital BDC, Inc.
filed 2019-03-26
CIK 1719606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer had 100 shares of common stock, $0.01 par value per share, outstanding as of March 22, 2019.

PHAROS CAPITAL BDC, INC.

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2018

i

Pharos Capital BDC, Inc.

PART I.

Item 1. Business

The Company – Pharos Capital BDC, Inc.

Pharos Capital BDC, Inc. (the “Company,” “we,” “our” or “us”) is a corporation formed on October 3, 2017 under the laws of the State of Maryland. We intend to elect to be regulated as a BDC under the 1940 Act. We intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

We were organized primarily to generate attractive risk-adjusted returns by investing in select high-growth companies well positioned in underserved communities with limited access to capital. We intend to execute this strategy by being a value-added partner with deep operating expertise in healthcare and seeking companies that improve patient outcomes, lower the total cost of healthcare, and/or expand access to care. The BDC will have a core focus on the healthcare sector and will generally seek to maximize its returns by providing customized financing solutions to growing middle-market companies for internal growth, acquisitions, third party buyouts, and recapitalizations in the healthcare sector. Within the healthcare sector, we plan to target the following sub-groups: (i) healthcare providers; (ii) managed care services; (iii) behavioral health; (iv) hospice, palliative, and post-acute care; (v) wellness, disease, and/or population management; (vi) diagnostic technology and services; (vii) medical device companies with FDA-approved technology; (viii) healthcare data analytics and outcomes measurement; (ix) telemedicine; (x) value-based care; (xi) physical therapy; (xii) primary care; (xiii) oncology; and (xiv) other companies serving the healthcare sector. We will invest primarily in mezzanine loans and convertible debt securities, which are debt obligations convertible at a stated exchange rate or formula into common stock or other equity securities.

The Adviser – Pharos Capital Group LLC

Pharos Capital Group, LLC serves as our investment adviser pursuant to an investment advisory agreement with the Company (the “Investment Advisory Agreement”). Subject to the overall supervision of the board of directors of the Company (the “Board”), the Adviser will be responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The founding partners of the Adviser are Kneeland Youngblood and D. Robert Crants, III. The Adviser is also led by Jim Phillips, Joel Goldberg, and Anna Kovalkova. All investment decisions require the unanimous approval of the investment committee, which is currently comprised of Kneeland Youngblood, D. Robert Crants, III, Jim Phillips, Joel Goldberg, and Anna Kovalkova (the “Investment Committee”).

The Board of Directors

Overall responsibility for the Company’s operations rests with the Board. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our amended and restated charter, which we refer to as our charter. The Board is currently composed of five members, three of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. Pursuant to our charter, the directors are divided into three classes. Directors of each class will hold office for terms ending at the third annual meeting of our shareholders after their election and when their respective successors are elected and qualify. However, the initial members of the three classes of directors have initial terms ending at the first, second and third annual meeting of our shareholders, respectively.

The Private Offering

We expect to conduct a private offering (the “Private Offering”) of shares of our common stock (“Shares”) through multiple closings to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 (the “1933 Act”). In connection with the Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase shares up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a capital drawdown notice. We anticipate commencing our loan origination and investment activities as soon as practicable following the initial drawdown from investors in the Private Offering (the “Initial Drawdown”). Prior to any initial public offering of our Shares (“IPO”), Pharos Capital Group, LLC (the “Adviser”) may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing” and the Initial Closing, each Subsequent Closing and the Final Closing, each a “Closing”).

We may ultimately pursue an IPO or other liquidity option to create an exit option and value opportunity for shareholders. If we have not consummated an IPO or other liquidity option by the six-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of our board of directors (the “Board”), the Board may determine to offer a share repurchase plan. Additionally, if we have not consummated an IPO or other liquidity option by the ten-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, we may apply for exemptive relief from the SEC which, if granted, would provide a liquidity option to allow shareholders to exchange their Shares for shares of common stock in a newly formed entity (the “New BDC”) that will elect to be treated as a BDC under the Investment Company Act of 1940, as amended (“1940 Act”), and that will effectuate an orderly wind down.

Investment Advisory Agreement

The description set forth below is intended as a summary and is qualified in its entirety by reference to the Investment Advisory Agreement attached as an exhibit to this report.

The Adviser provides management services to us pursuant to the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

●	Managing our assets in accordance with our investment objective, policies and restrictions;
●	Determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
●	Making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
●	Monitoring our investments;
●	Performing due diligence on prospective portfolio companies;
●	Exercising voting rights in respect of portfolio securities and other investments for us;
●	Serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and
●	Providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

Compensation of Adviser. Pursuant to the Investment Advisory Agreement, we will pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our shareholders.

Base Management Fee. The base management fee is payable at the beginning of each calendar quarter and calculated at an annual rate of 1.50% of the sum of all assets as of the end of the most recently completed calendar quarter and of all uncalled capital committed to us by investors as of the end of the most recently completed calendar quarter. The base management fee for any partial month or quarter will be appropriately prorated.

Incentive Fee. The incentive fee, which provides the Adviser with a share of the income that the Adviser generates for us, will consist of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not. Investment Income Component: Under the investment income component, we will pay the Adviser each quarter an incentive fee with respect to our pre-incentive fee net investment income. The investment income component will be calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding fiscal quarter. Payments based on pre-incentive fee net investment income will be based on the pre-incentive fee net investment income earned for the quarter. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees we receive from portfolio companies) we accrue during the fiscal quarter, minus our operating expenses for the quarter, including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) entered into between us and U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee; provided however, that pre-incentive fee net investment income shall be reduced by multiplying the pre-incentive fee net investment income earned for the quarter by a fraction, the numerator of which is our total assets (as of quarter-end) minus average daily borrowings for the immediately preceding fiscal quarter, and the denominator of which is our total assets (as of quarter-end) for the immediately preceding fiscal quarter. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash; provided, however, that the portion of the incentive fee attributable to deferred interest features shall be paid, only if and to the extent received in cash, and any accrual thereof shall be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income shall not reduce the amounts payable for any quarter pursuant to the calculation of the investment income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as the amount of funded capital commitments from investors) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized). The Company shall pay the Adviser an incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0%; (2) 100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter (10.0% annualized) (the portion of the Company’s pre-incentive fee net investment income that exceeds the hurdle but is less than 2.5% is referred to as the “catch-up”; the “catch-up” is meant to provide the Adviser with 20.0% of the Company’s pre-incentive fee net investment income as if a hurdle did not apply if the Company’s pre-incentive fee net investment income exceeds 2.5% in any calendar quarter); and (3) 20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) payable to the Adviser (once the hurdle is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to the Adviser). These calculations shall be appropriately pro-rated for any period of less than three months. The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Capital Gains Component: Under the capital gains component of the incentive fee, we will pay the Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from the date of our election to be regulated as a business development company through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” will not include any unrealized appreciation. We will accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to shareholders. If that amount is negative, then no capital gains incentive fee will be payable for such year. If the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

About Our Administrator. Under the terms of the Administration Agreement, the Administrator will perform, or oversee the performance of, required administrative services, which includes maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. We will reimburse the Administrator for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party.

The Administration Agreement has been approved by the Board. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it becomes first effective and will remain in effect from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or shareholders holding a majority of the outstanding Shares. In addition, the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Board Approval of the Advisory Agreement. On February 20, 2018, at an in-person meeting, our Board of Directors, including a majority of the directors who were not “interested persons,” as defined in Section 2(1)(19) of the 1940 Act, of the Company, approved the Advisory Agreement for an initial term of two years. The Advisory Agreement became effective on February 20, 2018.

In its consideration of the approval of the Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:

●	the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser;
●	the investment performance of individuals affiliated with the Company and the Adviser;
●	comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;
●	the Company’s projected operating expenses and expense ratio compared to BDCs with similar investment objectives;
●	any existing and potential sources of indirect income to the Adviser from its relationships with the Company and the profitability of those relationships;
●	information about the services to be performed and the personnel performing such services under the Advisory Agreement;
●	the organizational capability and financial condition of the Adviser and its affiliates;
●	the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and related discussions, our Board of Directors concluded that fees payable to the Company pursuant to the Advisory Agreement were reasonable in relations to the services to be provided. Our Board of Directors did not assign relative weights to the above factors or the other factors considered by it. In addition, our Board of Directors did not reach any specific conclusion on each factor considered, but conducted an overall analysis of these factors. Individual members of the Board of Directors may have given different weights to different factors.

The Investment Advisory Agreement will remain in effect until February 20, 2020 (a period of two years from the date it first became effective) and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

The Investment Advisory Agreement will automatically terminate in the event of its “assignment” within the meaning of the 1940 Act and related SEC guidance and interpretations. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice.

Payment of Our Expenses. Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We will also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Advisory Agreement and by the Administrator in performing its administrative obligations under the Administration Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

●	the cost of our organization and this offering;
●	the cost of calculating our net asset value, including the cost of any third-party valuation services;
●	the cost of effecting any sales and repurchases of our common stock and other securities;
●	fees and expenses payable under any dealer manager agreements, if any;
●	debt service and other costs of borrowings or other financing arrangements;
●	costs of hedging;
●	expenses, including travel expense, incurred by the Adviser and related personnel, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
●	transfer agent and custodial fees;
●	fees and expenses associated with marketing efforts;
●	federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
●	federal, state and local taxes;
●	independent directors’ fees and expenses including certain travel expenses;
●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
●	the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
●	commissions and other compensation payable to brokers or dealers;
●	research and market data;
●	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
●	fees and expenses associated with independent audits, outside legal and consulting costs;
●	costs of winding up;
●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
●	extraordinary expenses (such as litigation or indemnification); and
●	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

Finder’s Agreements

We have retained certain third parties to find potential investors (each a “Finder”). If an investor purchases through a Finder, we and/or such investor may be subject to finder-related fees, the arrangements of which are set forth in detail in our Private Placement Memorandum.

License Agreement

We entered into a license agreement with the Adviser, pursuant to which the Adviser granted us a non-exclusive license to use the name “Pharos” (the “License Agreement”). Under the License Agreement, we have a right to use the Pharos name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Pharos” name or logo.

Market Opportunity

We believe that there is a substantial opportunity for a BDC focused on providing growth capital and other equity financing to middle-market healthcare companies in underserved areas and investing with entrepreneurs who traditionally have had less access to institutional investors. The middle-market lending environment will allow us to meet our goal of making investments that generate above market risk-adjusted returns as a result of a combination of the following factors:

Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to middle-market companies. Specifically, the Basel III accord, the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and recent leveraged lending guidelines and regulations implemented by the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation are expected to significantly increase capital and liquidity requirements for banks, decreasing their capacity and appetite to originate and/or hold non-investment grade loans on their balance sheets. In addition, the number of lenders serving the middle-market has declined as traditional participants, such as commercial banks and specialty finance companies, have consolidated and are pursuing larger opportunities and as many non-traditional lenders, often referred to as the “shadow banking sector” (e.g., hedge funds, private equity funds, mezzanine funds and structured vehicles) have struggled with illiquidity, been unable to satisfy investor expectations, or otherwise exited the market. Finally, while the institutional leveraged loan and high-yield bond markets have enjoyed significant investor interest in the past several years, middle-market companies are unable to access those markets as they fail to meet the size and liquidity requirements imposed by the institutional investor community.

Robust Demand for Debt Capital. We believe nearly 200,000 middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by private equity funds will continue to drive deal activity. We expect that private equity firms will continue to pursue acquisitions and to seek to leverage their equity investments with debt provided by companies such as us.

Compelling Investment Dynamics. We believe that the imbalance between the supply of, and demand for, middle-market debt capital creates transaction dynamics that offer opportunities to make investments with attractive risk-adjusted rates of return. In addition to commanding higher pricing, principally due to illiquidity, the directly negotiated nature of middle-market financings generally provides for more favorable terms to the lender, including more conservative leverage, stronger covenants and reporting packages, better call protection, and more restrictive change-of-control provisions. In addition, middle-market companies often have simpler capital structures than those of larger borrowers, which we believe facilitates a streamlined underwriting process and improves returns to lenders during a restructuring process.

Disparate Financing Needs. Middle-market borrowers’ needs vary considerably based on company- or industry-specific circumstances. We believe that the number of capital providers with the capabilities and flexibility of mandate to deliver tailored “one-stop” solutions addressing the idiosyncratic needs of the market remains limited. We believe that the Adviser’s experience in designing and investing in custom solutions across the capital structure, positions us as a desirable lending partner to middle-market companies and their sponsors.

Distinctive Lender Capabilities. Lending to middle-market companies requires specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring. Middle-market lending also is generally more labor-intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies. We believe the Adviser’s experience positions us more strongly to lend to middle-market companies than many other capital providers.

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, fundamental credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving our capital. We believe that it represents an attractive investment opportunity for the following reasons:

Experienced Investment Team. The five most senior investment professionals at the Adviser have worked together as a team for over 20 years. Over that period, the Adviser has developed a proven, proprietary strategy to (i) generate preferential deal flow in its target markets, (ii) effectively review and process investment opportunities, (iii) monitor and add value to its portfolio holdings, and (iv) execute the appropriate exit option to maximize return for investors. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies. Further, we believe this positions the Adviser to effectively identify, assess and select quality investments while also enabling it to monitor and provide managerial assistance to our portfolio companies.

Distinctive Origination Platform. We anticipate that a majority of our investments will not be intermediated and will be originated without the assistance of investment banks or other traditional Wall Street sources. The Adviser is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Adviser’s investment professionals have significant experience as transaction originators and executing direct calling campaigns on companies based on the Adviser’s sector and macroeconomic views.

The Adviser also maintains direct contact with financial sponsors, banks, corporate advisory firms, industry consultants, attorneys, investment banks, “club” investors and other potential sources of lending opportunities. By sourcing through multiple channels, we believe we are able to generate investment opportunities that have more attractive risk-adjusted return characteristics than by relying solely on origination flow from investment banks or other intermediaries.

Disciplined, Income-Orientated Investment Philosophy. The Adviser will employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach will involve a multi-stage selection process for each investment opportunity as well as ongoing monitoring of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to achieve optimized risk adjusted returns.

Active Portfolio Monitoring. The Adviser intends to closely monitor the investments in the portfolio and take a proactive approach to identifying and addressing sector or company risks, as well as to monitor the financial information of each portfolio company through monthly and/or weekly reporting. The Adviser will receive and review detailed financial information from portfolio companies no less than quarterly in addition to maintaining regular dialogue with company management teams regarding current and forecasted performance.

Expertise Across All Levels of the Corporate Capital Structure. We believe that the Adviser’s broad expertise and experience at all levels of a company’s capital structure will afford it numerous tools to manage risk while preserving the opportunity for attractive returns on our investments. The Adviser will attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

Investment Selection

The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines, either individually or collectively, will be met in connection with each of our investments.

Established Companies with Positive Cash Flow and Profitability. For management buyouts and recapitalizations, the Adviser will generally seek out profitable, middle-market companies with rapid top-line growth independent of leverage. For growth and expansion investments, the Adviser expects to target companies that are EBITDA-positive, such that the company will not be dependent upon additional outside capital going forward. The Adviser believes that it is essential to have a clear understanding of the funding needs required for internal growth, capital spending, potential acquisitions, and eventual liquidity scenarios. As the portfolio companies grow, the Adviser will seek to ensure that each company has sufficient capital to execute its plan for value creation.

Strong Competitive Position in Industry. The Adviser will analyze the strengths and weaknesses of target companies relative to their competitors in the healthcare industry, and seeks to select investments in healthcare companies that improve the patient experience of care (including quality and satisfaction), reduce the total cost of healthcare, and possess attractive growth prospects either internally through core revenue growth or externally through acquisitions. The Adviser seeks to select investments in companies that have defensible market positions, sustainable competitive advantage, and unique attributes to their business model.

Experienced Management Team. We seek to invest in companies that have strong management teams with significant industry experience and a proven track record of executing strategic business plans. We strongly believe in having an alignment of interests with management teams and expect to see management hold a significant level of ownership.

Exit Strategy. The Adviser prefers to select investments in portfolio companies that have several viable exit strategies. These exits may involve a financial buyer, an IPO, a recapitalization, or a sale to a strategic purchaser. In the experience of the Adviser, the most successful exits are typically the direct result of growth in enterprise sales, sustained increases in profitability, and enhanced competitive position.

Investments in Different Portfolio Companies. We will seek to invest broadly among portfolio companies in the healthcare industry, thereby potentially reducing the risk of any one company having a disproportionate impact on the value of our portfolio, however there can be no assurances in this regard. Within the healthcare sector, we plan to target the following sub-groups: (i) healthcare providers; (ii) managed care services; (iii) behavioral health; (iv) hospice, palliative, and post-acute care; (v) wellness, disease, and/or population management; (vi) diagnostic technology and services; (vii) medical device companies with FDA-approved technology; (viii) healthcare data analytics and outcomes measurement; (ix) telemedicine; (x) value-based care; (xi) physical therapy; (xii) primary care; (xiii) oncology; and (xiv) other companies serving the healthcare sector.

Predictable Risk Exposure. From its considerable investment experience, the Adviser has developed a keen understanding of the various regulatory, market, and technology risks prevalent in the healthcare sector. These risks include government healthcare reimbursement rate changes, patient demographic shifts, market consolidation trends, and various other factors that the Adviser has navigated successfully throughout its history.

Investment Process Overview

Deal Log. When a new investment opportunity (the “Deal”) is sourced by an Adviser professional (the “Deal Lead”), the Deal Lead will record the Deal into the Adviser Deal Log. Upon review of the available materials provided on the Deal, the Deal Lead elects to either pass or move forward to the next stage.

Deal Sheet. The Deal Lead completes the one-page deal sheet, which summarizes the Deal in a standardized form and asks initial questions covering management, strategy, source, risk management, and structure. This produces a score based on the question responses. The Deal Lead then presents the Deal at an internal weekly meeting (which includes all investment professionals.) A majority approval vote is required to move the Deal forward to the next stage.

Management Meeting. The Deal Lead gathers three to five investment professionals (the “Deal Team”) who will have primary responsibility for completing the due diligence. The Deal Team meets with the company’s management, collects additional company information, and completes an initial background check on the managers. If the Deal Lead is still interested in pursuing the Deal, the Deal advances to the next stage.

Financial Due Diligence. The company management is presented with the Adviser’s Financial Due Diligence request that encompasses both historical and projected financial results, including the company’s detailed financial model in a fully dynamic format. The Deal Team completes the bulk of the due diligence process, including market analysis, review of competition, financial analysis, and sensitivity analysis, and develops a detailed report based on variable projected company results as well as proposed deal structures. Once this work is completed, the Deal moves to the next stage if the Deal Lead still believes that it is worth pursuing.

Term Sheet. The Deal Team composes a draft Term Sheet, distributes it to the Adviser’s investment professionals, and places it on the agenda for discussion at the Adviser’s weekly meeting. The Deal Team presents the results of the due diligence and financial analysis and makes a recommendation to move forward with a Term Sheet. A majority vote from the attendees at the meeting is required to approve the Term Sheet and move forward with the Deal.

Completion of Due Diligence/Negotiation of Terms. The Deal Lead presents the approved Term Sheet to the company management and then leads the negotiations that follow. The Deal Team completes the due diligence process, including executing detailed management background checks, collecting any outstanding items requested from the company, gathering information on any items from the Due Diligence Questionnaire that have not yet been addressed and completing any third-party due diligence that has not yet been finalized. Once the due diligence process and the Term Sheet negotiations have been satisfactorily completed, the Deal advances to the next step.

Investment Committee. The Deal Team distributes the final, negotiated Term Sheet to the Adviser’s investment professionals and places it on the agenda for discussion at the weekly meeting. At the meeting, the final results of the Team’s due diligence are discussed, final negotiated terms and conditions are reviewed, and the Deal Lead makes a recommendation on whether to close the Deal. A unanimous vote from the Adviser’s Investment Committee is required to move forward with the closing.

Closing. Upon approval of the Investment Committee, the Deal Team prepares closing documents and closes the deal.

Structure of Investments

Our investment objective is to generate current income, to add value beyond the capital invested, and to pursue investments in partnership with experienced management teams.

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser will negotiate the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

●	Convertible debt. The Company will invest in convertible securities, including bonds, debentures, corporate notes, preferred stock or other securities which may be exchanged or converted into a predetermined number of the issuer’s underlying equity securities during a specified time period. Prior to their conversion, convertible securities have the same overall characteristics as non-convertible debt securities insofar as they generally provide a stable stream of income with generally higher yields than those of equity securities of the same or similar issuers. Convertible debt securities are debt obligations convertible at a stated exchange rate or formula into common stock or other equity securities. Convertible securities rank senior to equity securities in an issuer’s capital structure. They are of a higher credit quality and entail less risk than an issuer’s equity securities, although the extent to which such risk is reduced depends in large measure upon the degree to which the convertible security sells above its value as a fixed income security.

The market value of a convertible security may be viewed as comprised of two components: its “investment value,” which is its value based on its yield without regard to its conversion feature; and its “conversion value,” which is its value attributable to the underlying equity security obtainable on conversion. The investment value of a convertible security is influenced by changes in interest rates and the yield of similar non-convertible securities, with investment value declining as interest rates increase and increasing as interest rates decrease. The conversion value of a convertible security is influenced by changes in the market price of the underlying common stock. If, because of a low price of the underlying equity security, the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying equity security approaches or exceeds the conversion price, the convertible security will be increasingly influenced by its conversion value, and the convertible security may sell at a premium over its conversion value to the extent investors place value on the right to acquire the underlying equity security while holding a fixed income security.

A convertible security entitles the holder to receive interest that is generally paid or accrued until the convertible security matures, or is redeemed, converted, or exchanged. Convertible securities have unique investment characteristics, in that they generally (i) have higher yields than equity securities, but lower yields that comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying equity securities due to their fixed income characteristics, and (iii) provide the potential for capital appreciation if the market price of the underlying equity securities increases. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing documents. If a convertible security held by the Company is called for redemption, the Company will be required to permit the issuer to redeem the security, convert it into the underlying equity security, or sell it to a third party. Any of these actions could result in losses to the Company.

●	Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.

Our debt investments will typically be structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. The Adviser seeks to limit the downside potential of our investments by:

●	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;
●	negotiating covenants in connection with our investments consistent with preservation of our capital, including restrictions such as affirmative covenants (including reporting requirements), negative covenants, change of control provisions and board rights (including either observation or rights to a seat on the board under some circumstances), close monitoring of the financial information of each portfolio company through monthly and/or weekly reporting; and
●	including debt amortization requirements, where appropriate, to require the timely repayment of principal of the loan, as well as appropriate maturity dates.

Within our portfolio, the Adviser aims to maintain the appropriate proportion among the various types of first-lien loans, as well as second-lien debt and mezzanine debt, to allow us to achieve our target returns while maintaining our targeted amount of credit risk.

Direct Equity Investments. Our investment in a portfolio company may secondarily include equity-related securities such as warrants, preferred stock and similar forms of senior equity, which may or may not be converted into a portfolio company’s common equity. Our equity investments typically will be completed in conjunction with a debt investment in a portfolio company. We may seek direct investments in private companies. There is a large market among emerging private companies for equity capital investments. Many of these companies lack the necessary cash flow to sustain substantial amounts of debt, and therefore have viewed equity capital as a more attractive long-term financing tool. We seek to be a source of such equity capital as a means of investing in these companies and look for opportunities to invest alongside other venture capital and private equity investors with whom we have established relationships.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to maintain our RIC status.

Term

Prior to an IPO, if the Board determines that there has been a significant adverse change in the regulatory or tax treatment of the Company or our shareholders that in its judgment makes it inadvisable for the Company to continue in its present form, then the Board will endeavor to restructure or change the form of the Company to preserve (insofar as possible) the overall benefits previously enjoyed by our shareholders as a whole or, if the Board determines it appropriate (and subject to any necessary shareholder approvals and applicable requirements of the 1940 Act), (i) cause the Company to change its form and/or jurisdiction of organization or (ii) liquidate and dissolve the Company.

If we have not consummated an IPO or other liquidity option by the six-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) may determine to offer repurchases of capital accounts on a quarterly basis or on some other basis. The repurchases may be limited to 2% of the total value of the fund. To the extent greater than 2% is sought to be repurchased, repurchases will be prorated.

Additionally, if we have not consummated an IPO or other liquidity option by the ten-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, we may apply for exemptive relief from the SEC which, if granted, would provide a liquidity option to allow shareholders to exchange their common Shares for shares of common stock in a newly formed entity (the “New BDC”) that will elect to be treated as a BDC under the 1940 Act, and that will effectuate an orderly wind down. See “Spin-Off Transaction.”

In the event of our liquidation, dissolution or winding up, each Share would be entitled to share ratably in all of our assets that are legally available for distribution after we paid or otherwise provide for all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. For the purposes of this paragraph, a merger or consolidation of the Company with or into any other corporation or other entity, or a sale or conveyance of all or any part of our property or assets will not be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of our IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “1934 Act”) which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who elect to have their dividends reinvested. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have opted in to our dividend reinvestment plan will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution. Any fractional Share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash. The number of Shares to be issued to a shareholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the net asset value per Share, as of the last day of our calendar quarter immediately preceding the date such distribution was declared. We intend to use newly issued Shares to implement the plan. No action is required on the part of a registered shareholder to have his, her, or its dividend or other distribution issued in cash. A registered shareholder is able to elect to have his, her, or its dividend reinvested pursuant to the plan by notifying the Adviser in writing so that such notice is received by the Adviser no later than ten days prior to the record date for distributions to the shareholders. There are no brokerage charges or other charges to shareholders who participate in the plan. The plan is terminable by us upon notice in writing mailed to each shareholder of record at least 30 days prior to any record date for the payment of any distribution by us.

Repurchase Offers

If we have not consummated an IPO or other liquidity event by the six-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) may determine to commence a share repurchase program on a quarterly basis to allow shareholders to tender their Shares at a price equal to the current net offering price per Share in effect on each date of repurchase. Any Share repurchase will include numerous restrictions that limit an Investor’s ability to sell its Shares. We will conduct any repurchase offers in accordance with Section 23(c) of the 1940 Act and Rule 13e-4 under the 1934 Act. Subject to the discretion of the Board, repurchases may be limited to 2% of the weighted average number of Shares outstanding in the prior 12-month period. A shareholder may tender all of the Shares that it owns. To the extent that the number of Shares tendered to the Company pursuant to a Share repurchase exceeds the number of Shares that the Company is able to purchase, the Company will repurchase Shares on a pro rata basis. There is no repurchase priority for an Investor under the circumstances of death or disability of any shareholder. Further, the Company will have no obligation to repurchase Shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. Any share repurchase program will have many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market. Any periodic repurchase offers will be subject in part to the Company’s available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Shareholders will not pay a fee to the Company in connection with any repurchase of Shares under the share repurchase program.

Spin-Off Transaction

If we have not consummated an IPO or other liquidity event by the ten-year anniversary of the Initial Closing, subject to extension for two additional one-year periods in the sole discretion of the Board, we may apply for exemptive relief from the SEC which, if granted, would provide a liquidity option to allow shareholders to exchange their Shares for shares of common stock in a newly formed entity (the “New BDC”) that will elect to be treated as a BDC under the 1940 Act, and that will effectuate an orderly wind down. Shareholders would also be able to retain some or all of their existing Shares and investments in the Company and to receive distributions in the ordinary course. In order to effectuate this option, the Company expects it would need to, among other things, transfer to the New BDC, in exchange for newly issued shares of the New BDC, a pro rata portion of its assets and liabilities corresponding to the aggregate net asset value of the shares of the shareholders that have elected to invest in the New BDC and thereafter exchange the New BDC shares received for the Shares of the electing shareholders. Such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “Spin-Off”.

Because the Adviser would be managing both the Company and the New BDC, and the 1940 Act prohibits entities under common control from engaging in certain transactions, the Company will be required to rely on obtaining exemptive relief from the SEC to permit the transfer of assets from the Company to the New BDC, as well as with respect to other aspects relating to the Spin-Off. There can be no assurance that the Company will be able to obtain such exemptive relief from the SEC. Assuming the Company is able to obtain exemptive relief, the Board will then make the determination as to if and when it is appropriate to effectuate the Spin-Off. Upon the execution of the Spinoff, the Company would effectively be divided into two separate BDCs. The Company will continue to operate as an externally managed BDC and to conduct private offerings to raise capital and, in connection therewith, accept other subscription agreements from current and new shareholders wishing to invest in the Company.

Employees

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment and administrative operations will be managed by the Adviser and the Administrator. The Adviser’s Investment Committee is supported by a team of additional experienced investment professionals. The Adviser and the Administrator may hire additional investment and administrative professionals in the future to provide services to us, based upon our needs.

In addition, we will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and any internal audit staff, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment.

The Private Offering

We expect to enter into separate subscription agreements with investors providing for the private placement of Shares pursuant to the Private Offering. Pursuant to each subscription agreement, each investor will make a Capital Commitment to purchase Shares. Investors will be required to make capital contributions to purchase Shares each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor’s respective Capital Commitment. We will deliver drawdown requests at least ten business days prior to the required funding date. All purchases of our common stock will generally be made pro rata in accordance with remaining Capital Commitments of all investors, at a per-share price equal to the net asset value per Share subject to any adjustments. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act.

At the earlier of (i) an IPO and (ii) the end of the Commitment Period, shareholders will be released from any further obligation to fund drawdowns and purchase additional Shares, except in connection with any obligations relating to follow-on investments and fees and expenses of the BDC. The “Commitment Period” will continue until the six-year anniversary of the Initial Closing; provided, however, that the Commitment Period for any shareholder that makes its initial Capital Commitment after the two-year anniversary of the Initial Closing will extend until the three-year anniversary of such shareholder’s initial capital commitment. Prior to an IPO, no investor who participated in the Private Offering will be permitted to sell, assign, transfer or otherwise dispose of its Shares or capital commitment unless (i) the Adviser provides its prior written consent and the transfer is otherwise made in accordance with applicable law, or (ii) in connection with any share repurchase program, if applicable.

If, during the Commitment Period, Kneeland Youngblood and D. Robert Crants, III (i) provide notice of resignation, resign, are terminated or are provided with notice of termination from their positions with the Company’s investment adviser, (ii) die or are disabled or (iii) cease to be actively involved as a member of the Investment Committee for any consecutive period exceeding 60 days, a “Key Person Event” will have occurred. We will send written notice of a Key Person Event to shareholders within ten business days of such occurrence, the Commitment Period shall automatically be suspended for 90 days and shareholders will not be obligated to fund drawdowns subject to certain conditions described in the subscription agreement. During the 90-day period in which the Commitment Period is suspended, we will convene a special meeting of shareholders for the purpose of determining whether the Commitment Period should be reinstated. If the majority of shareholders entitled to cast votes vote in favor of the proposal, and a majority of the independent members of the Board vote in favor the proposal, the Commitment Period will be reinstated and shareholders will be obligated to fund drawdowns as if a Key Person Event had not occurred. If a majority of the shareholders entitled to cast votes and a majority of the independent members of the Board do not vote in favor of the proposal, the Commitment Period shall be deemed to have terminated upon the occurrence of the Key Person Event. While we expect each subscription agreement to reflect the terms and conditions summarized in the preceding paragraph, we reserve the right to enter into subscription agreements that contain terms and conditions not found in the subscription agreements entered into with other investors, subject to applicable law.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55 (a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

a. does not have any class of securities that is traded on a national securities exchange;

b. has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

c. is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

d. is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2) Securities of any eligible portfolio company controlled by the Company.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets.

Issuance of Derivative Securities. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, would at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over London Inter-Bank Offered Rate (“LIBOR”). We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise, including increased management fees payable to the Adviser as a result of such borrowings. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

Code of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may view copies of the codes of ethics on the SEC’s website at http://www.sec.com, or you may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the 1934 Act. We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change. As an investment adviser registered under the Investment Advisers Act of 1940, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Investment Advisers Act of 1940.

Proxy Policies. The Adviser will vote all proxies relating to our portfolio securities in the best interest of our shareholders. The Adviser reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although the Adviser will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so. The Adviser will abstain from voting only in unusual circumstances and where there is a compelling reason to do so.

The Adviser’s proxy voting decisions are made by members of the Investment Committee who are responsible for monitoring each of our investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that: (i) anyone involved in the decision making process disclose to the Adviser’s Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records. You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Pharos Capital BDC, Inc., Attention: Chief Compliance Officer, 3889 Maple Avenue, Suite 400, Dallas, TX, 75219.

Privacy Policy

We are committed to maintaining the confidentiality, integrity and security of non-public personal information relating to investors. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not collect any non-public personal information relating to our investors, other than name, address, and number of shares held by the investor. This information is used only so that we can service your account, send you annual reports, proxy statements, and other information required by law. With regard to this information, we maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our investors.

We may share information that we collect regarding an investor with certain of our service providers for legitimate business purposes, for example, in order to process trades or mail information to investors. In addition, we may disclose information that we collect regarding an investor as required by law or in connection with regulatory or law enforcement inquiries.

Reporting Obligations

We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

We make available on our website (www.pharosfunds.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Internal Revenue Code (the “Code”)).

The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the Internal Revenue Service (“IRS”) may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. Shareholder” generally is a beneficial owner of our common stock that is for U.S. federal income tax purposes:

●	a citizen or individual resident of the United States;
●	a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the U.S. or of any political subdivision thereof;
●	a trust that is subject to the supervision of a court within the U.S. and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is not a U.S. Shareholder or a partnership for U.S. tax purposes.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult its tax advisers with respect to the purchase, ownership and disposition of such shares.

Tax matters are very complicated and the tax consequences to an investor of an investment in our common stock will depend on the facts of his, her or its particular situation.

Taxation as a RIC. As soon as practicable after our election to be a BDC, we intend to elect to be treated and to qualify each year thereafter as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy our distribution requirements or the Diversification Tests. Our ability to dispose of assets to meet our distribution requirements or the Diversification Tests may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC. If we dispose of assets in order to meet our distribution requirements or to satisfy the Diversification Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

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

Failure to Qualify as a RIC. While we intend to elect to be treated as a RIC as soon as practicable following our election to be a BDC, we anticipate that we may have difficulty satisfying the Diversification Tests as we ramp up our portfolio. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend; and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains if and when recognized over the next five years. Alternatively, we may choose to recognize such built-in gains immediately prior to our qualification as a RIC.

If we have previously qualified as RIC but are subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend; and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Item 1A. Risk Factors

Investments in the Company involve a high degree of risk. There can be no assurance that our investment objective will be achieved, or that a shareholder will receive a return of capital. In addition, there will be occasions when the Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The following considerations should be carefully evaluated before making an investment in our common stock. If any of those risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

Lack of Operating History. We are a new entity with no operating history and we have no financial information on which a prospective investor can evaluate an investment in our common stock or our prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences, including investment and financial experience, will allow the Adviser to manage the Company successfully, there can be no assurance that this will be the case.

Risks Related to Changes in Interest Rates. Because we intend borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

In addition, a substantial amount of our debt investments are likely to be based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate, or the Prime Rate. General interest rate fluctuations may have a substantial negative impact our investments, the value of our Shares and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our distributions, which could reduce the value of our Shares. Also, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to the Adviser.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Price Declines in the Corporate Leveraged Loan Market. Conditions in the medium- and large-sized U.S. corporate debt market may experience disruption or deterioration in the future, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Defaults Under a Credit Facility. In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a Credit Facility May Limit Discretion. A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Competition for Investments. A large number of entities, including private equity funds, commercial financing companies, BDCs, and insurance companies, will compete with us to make the types of investments that we intend to target as a focus of our business strategy. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we will have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds or access to funding sources that are not available to us. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. There may be intense competition for financings or investments of the type we intend to make, and such competition may result in less favorable financing or investment terms than might otherwise exist. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. There can be no assurance that there will be a sufficient number of attractive potential investments available to us to achieve target returns. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Broad Authority for Board Action. The Board has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without shareholder approval. However, absent shareholder approval, the Board may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Changes in Law or Regulation. Changes to the laws and regulations governing our operations may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. These changes could result in material differences to the strategies and plans described herein and may result in a shift in investment focus.

There is significant uncertainty regarding recently enacted legislation (including the Dodd-Frank Act and the regulations that have recently been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies. The Dodd-Frank Act impacts many aspects of the financial services industry. Some of the provisions of the Dodd-Frank Act have been enacted, while others have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact us and our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Additionally, the laws and regulations governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change, any such change could have a material adverse effect on the business and operations of some of our portfolio companies. See “Our investments in the healthcare sector face considerable uncertainties including substantial regulatory challenges” and “Changes in healthcare laws and other regulations, or the enforcement or interpretation of such laws or regulations, applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.”

Uncertainty of the U.S. Political Climate. The same party currently controls the executive branch and the senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. The Company cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on its investments. The Company monitors developments and seeks to manage investments in a manner consistent with achieving its investment objective, but there can be no assurance that it will be successful in doing so.

The current U.S. presidential administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although the Company cannot predict the impact, if any, of these changes to business, they could adversely affect the Company’s business, financial condition, operating results and cash flows. Until the Company knows what policy changes are made and how those changes impact business and the business of its competitors over the long term, the Company will not know if, overall, it will benefit from them or be negatively affected by them.

Reliance on Personnel. Our success depends upon the diligence, skill and network of business contacts of the Adviser investment professionals. They will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. There can be no assurance that the Adviser personnel will continue to be associated with the Adviser throughout the life of the Company. Adviser personnel, and any investment professionals that the Adviser may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of Adviser personnel. If the Adviser does not maintain its existing relationships with sources of investment opportunities and does not develop new relationships with other sources of investment opportunities available to us, the Adviser may not be able to grow our investment portfolio. In addition, individuals with whom Adviser personnel have relationships are not obligated to provide us with investment opportunities. Therefore, we and the Adviser can offer no assurance that such relationships will generate investment opportunities for us.

Our ability to achieve our investment objective will also depend on the Adviser’s ability to manage the Company and to grow our investments and earnings. This will depend, in turn, on the Adviser’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objective will depend upon the Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Adviser’s team of investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of the Adviser may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Resignation of Adviser. Generally, the Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement. In certain circumstances the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 or 120 days, as applicable, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the value of our common stock may decline.

Potential Lack of Diversification. Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our intention to comply with the requirements to qualify as a RIC for U.S. tax purposes we do not have fixed guidelines for diversification, and our investments will be concentrated in the healthcare industry. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in the healthcare industry could significantly affect our aggregate returns.

No Assurance of Cash Distributions. Subject to the Board’s discretion and applicable legal restrictions, we expect to declare and pay distributions quarterly. We expect to pay these distributions out of assets legally available for distribution. However, there are no assurances that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that are made will be at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our RIC status and other factors as the Board may deem to be relevant. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to a BDC may limit our ability to pay distributions. There can be no assurances that we will pay distributions to our shareholders in the future.

In certain cases, we may recognize income before or without receiving the accompanying cash. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. In addition, the withholding tax treatment of our distributions to certain of our non-U.S. Shareholders will depend on whether and when Congress enacts legislation extending the pass-through treatment of “interest-related dividends,” and we may elect to defer the payment of dividends in any year pending the resolution of this issue.

Furthermore, the middle-market companies in which we intend to invest are generally more susceptible to economic down-turns than larger operating companies, and therefore may be more likely to default on their payment obligations to us during recessionary periods, including the current economic environment. Any such defaults could substantially reduce our net investment income available for distribution to our shareholders.

Valuation of Portfolio Securities. Investments are valued at the end of each calendar quarter. A portion of our investments may be in loans that do not have readily ascertainable market prices. Assets that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board and reviewed by the valuation committee of the Adviser. In connection with that determination, portfolio company valuations will be prepared using sources, preliminary valuations obtained from independent valuation firms, and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of the Adviser in the valuation process could result in a conflict of interest, since the Adviser’s management fee is based in part on our gross assets.

Because fair values, and particularly fair values of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for our shareholders to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our interests. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Net asset value as of a particular date may be materially greater than or less than the value that would be realized if assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our net asset value. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in net asset value.

Potential Fluctuations in Quarterly Results. We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable and default rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as indicative of performance in future periods. These factors could have a material adverse effect on our results of operations, the value of an investment in our common stock and our ability to pay distributions.

Certain Provisions of the Maryland General Corporation Law, Our Charter, and Our Bylaws Could Deter Takeover Attempts. Our charter and our bylaws as well as the Maryland General Corporation Law (“MGCL”) contains provisions that may have the effect of discouraging a third party from making an acquisition proposal for the Company. Among other things, our charter, our bylaws, and the MGCL allow corporations to:

●	provide that the Board is classified, which may delay the ability of shareholders to change the membership of a majority of the Board;
●	elect not to provide for cumulative voting
●	provide that, except for vacancies on the Board caused by the removal of a director by shareholders before the time that we have four independent directors, newly created directorships and vacancies on the Board may be filled only by a majority vote of directors then in office;
●	provide that directors may be removed only for cause, and only by a supermajority vote of shareholders entitled to elect such directors;
●	provide that shareholders may only take action (i) at an annual or special meeting of shareholders or (ii) by unanimous written consent;
●	require a supermajority vote of shareholders to effect amendments to certain provisions of our charter;
●	vest in the Board the exclusive power to amend the bylaws; and
●	require shareholders to provide advance notice of new business proposals and director nominations under specific procedures.

In addition, the affirmative vote of at least 75% of the votes entitled to be cast thereon, with each class or series of stock voting as a separate class, in addition to the affirmative vote of at least 75% of the Board is required to effect a number of actions, including certain business combinations, that the holders of Shares may view as desirable or in their best interest.

Under the MGCL, certain “business combinations,” including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an “interested shareholder”), or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder to the extent such statute is not superseded by applicable requirements of the 1940 Act. Thereafter, any of the specified business combinations must be approved by two supermajority votes of the shareholders unless, among other conditions, holders of the corporation’s common stock receive a minimum price for their shares.

These anti-takeover provisions may inhibit a change of control in circumstances that could give our shareholders the opportunity to realize a premium over the market price for our common stock.

1934 Act Filing Requirements. Because our common stock is registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our Shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock within a six-month period.

Investment by ERISA Plans. We intend to conduct our operations so that they will not trigger “prohibited transactions” for benefit plan investors. We will use reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” under the plan asset regulations promulgated by the Department of Labor. The fiduciary of each prospective benefit plan investor must independently determine that our stock is an appropriate investment for such plan, taking into account the fiduciary’s obligations under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the facts and circumstances of each investing benefit plan.

Limited Liquidity. There is currently no public market for our common stock, and a market for our common stock may never develop. Our common stock is not registered under the 1933 Act, or any state securities law and is restricted as to transfer by law and the terms of our charter. Our shareholders generally may not sell, assign or transfer Shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, our shareholders are not entitled to redeem their Shares. Our shareholders must be prepared to bear the economic risk of an investment in our common stock for an indefinite period of time. While we may undertake an IPO or other liquidity option, there can be no assurance that a listing will be successfully completed. Furthermore, an IPO or other liquidity option does not ensure that an actual market will develop for a listed security.

If we have not consummated an IPO or other liquidity option by the six-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, we intend to conduct repurchase offers to allow shareholders to tender Shares on a quarterly basis at a price per Share expected to reflect a recent NAV per Share. Any such share repurchase offer will be at the discretion of the Board and subject to applicable law. We intend to limit the number of Shares repurchased pursuant to any such repurchase offers to 2% of the weighted average number of Shares outstanding in the prior 12-month period., with the exact amount to be set by the Board. We will conduct any repurchase offers in accordance with Section 23 (c) of the 1940 Act and Rule 13e-4 under the 1934 Act. Although we intend to conduct repurchase offers on a quarterly basis if we have not consummated an IPO or other liquidity option by the six-year anniversary of the Initial Closing, the Board has complete and absolute discretion to determine whether we will engage in any Share repurchases and, if so, the terms of such repurchases. Therefore, we may ultimately not engage in any Share repurchases or may cease Share repurchases at any time, and shareholders may not be able to sell Shares at all. Shareholders should not assume or rely upon any expectation that we will offer to repurchase any of their Shares. The repurchase price per Share of future repurchase offers, if any, may be lower than the price per Share that shareholders paid for their Shares. In addition, in the event that a shareholder chooses to participate in a quarterly repurchase offer, the shareholder may be required to provide us with notice of intent to participate prior to knowing what the NAV per Share will be on the repurchase date. We anticipate that certain designated principals of the Adviser will agree not to participate in any repurchase offers.

Additionally, if we have not consummated an IPO or other liquidity option by the ten-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, we may apply for exemptive relief from the SEC which, if granted, would provide a liquidity option to allow shareholders to exchange their Shares for shares of common stock in the New BDC that will effectuate an orderly wind down. In order to effectuate this option, the Company expects it would need to, among other things, transfer to the New BDC, in exchange for newly issued shares of the New BDC, a pro rata portion of its assets and liabilities corresponding to the aggregate net asset value of the Shares of the shareholders that have elected to invest in the New BDC and thereafter exchange the New BDC shares received for the Shares of the electing shareholders. Such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “Spin-Off”.

Because the Adviser would be managing both the Company and the New BDC, and the 1940 Act prohibits entities under common control from engaging in certain transactions, the Company will be required to rely on obtaining exemptive relief from the SEC to permit the transfer of assets from the Company to the New BDC, as well as with respect to other aspects relating to the Spin-Off. There can be no assurance that the Company will be able to obtain such exemptive relief from the SEC. Assuming the Company is able to obtain exemptive relief, the Board will then make the determination as to if and when it is appropriate to effectuate the Spin-Off. Upon the execution of the Spinoff, the Company would effectively be divided into two separate BDCs. The Company will continue to operate as an externally managed BDC and to conduct private offerings to raise capital and, in connection therewith, accept other subscription agreements from current and new shareholders wishing to invest in the Company. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this report. Therefore, we may ultimately not engage in the Spin-Off transaction. Shareholders should not assume or rely upon any expectation that we will effectuate a Spin-Off transaction.

Our Shareholders May Experience Dilution. Our shareholders will not have preemptive rights to subscribe to or purchase any Shares issued in the future. To the extent we issue additional equity interests, including in a public offering or following a Subsequent Closing, a shareholder’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a shareholder may also experience dilution in the net asset value and fair value of our Shares.

Preferred Stock Could Be Issued. Under the terms of our charter, the Board is authorized, to the fullest extent permitted by the 1940 Act, to authorize us to issue shares of preferred stock in one or more classes or series without shareholder approval. The Board, subject to the terms of any class or series of stock outstanding at the time, is required to set the preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of each class or series, including preferred stock with terms that might adversely affect the interest of our existing shareholders.

Significant Financial and Other Resources to Comply with the Requirements of Being a Public Entity. We are subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The 1934 Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We intend to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

We Do Not Currently Have Comprehensive Documentation of Our Internal Controls. We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We are not required to comply with all of the requirements under Section 404 until the date we are no longer an emerging growth company under the JOBS Act. Accordingly, the Company’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that it will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act.

The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet its financial reporting obligations.

We Could Raise Capital Through Other Channels. The Board may determine to raise additional capital through other channels, including through private offerings or an IPO. Capital raised through other channels could subject us to additional regulatory requirements. For example, an IPO would require us to comply with the rules of the relevant securities exchange. See “Item 11. Description of Registrant’s Securities to be Registered.” These additional provisions could, among other things, affect our shareholders and limit the ability of the Company and the Adviser to take certain actions. In addition, if capital is raised through other channels, we would have to use financial and other resources to file any required registration statements and to comply with any additional regulatory requirements.

Terrorist Attacks, Acts of War or Natural Disasters. Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Cybersecurity Risks. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, the Adviser and our affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we intend to do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We intend to outsource certain functions and these relationships may allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we intend to engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cyber-security incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

State Licensing Requirements. We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

We Will be Subject to Corporate-level U.S. Federal Income Tax if We are Unable to Qualify as a RIC. Although we intend to elect to be treated as a RIC as soon as practicable following our election to be a BDC, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC. To obtain and maintain our qualification as a RIC, we must meet the following source-of-income, asset diversification, and distribution requirements.

The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. We may have difficulty satisfying the diversification requirement during our ramp-up phase until we have a portfolio of investments.

The annual distribution requirement will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC.

If we fail to qualify as a RIC for any reason and therefore become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Risks of Leverage; Impact of Borrowing on Capital Raising. We may use leverage to raise capital. Recent legislation provides that in order for a BDC to be subject to an asset coverage ratio of 150%, we must either obtain: (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval, or (ii) obtain shareholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such shareholder approval. Because our Board and Pharos Capital Group, LLC, our initial shareholder, approved this proposal on August 7, 2018, the asset coverage ratio of 150% is effective. This lower asset coverage can create greater risk than if we were subject to higher 200% asset coverage ratio that the 1940 Act generally permits.

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

Our business will require a substantial amount of capital. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and may borrow money from banks or other financial institutions, which are referred to collectively herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act will permit us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 150%. If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, such preferred stock will rank “senior” to our common stock in our capital structure, preferred shareholders will have separate voting rights for certain purposes and may have rights, preferences or privileges more favorable than those of our common stock and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our shareholders or otherwise be in the best interest of our shareholders.

To the extent we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of capital stock to finance our operations. As a BDC, we will not generally be able to issue our common stock at a price below net asset value without first obtaining required approvals of our shareholders and our independent directors. If we raise additional funds by issuing more of our common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease and our shareholders may experience dilution. In addition to issuing securities to raise capital as described above, we could, in the future, securitize our loans to generate cash for funding new investments. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and improve our profitability.

We May Have Difficulty Paying Our Required Distributions if We Recognize Income Before or Without Receiving Cash Representing Such Income. For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual “payment-in-kind,” or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash. Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of our election to be taxed as a RIC.

To the extent original issue discount and PIK-interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income. Our investments may include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent original issue discount or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	The higher interest rates of original issue discount and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and original issue discount and PIK instruments generally represent a significantly higher credit risk than coupon loans.
●	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
●	Original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. Original issue discount and PIK income may also create uncertainty about the source of our cash distributions.
●	To the extent we provide loans with interest-only payments or moderate loan amortization, the majority of the principal payment or amortization of principal may be deferred until loan maturity. Because this debt generally allows the borrower to make a large lump-sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.
●	For accounting purposes, any cash distributions to shareholders representing original issue discount and PIK-income are not treated as coming from paid-in capital, even though the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing original issue discount and PIK-income could be paid out of amounts invested by our shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

Distribution and Asset Coverage Ratio Requirements May Impact Company’s Ability to Grow. In order to satisfy the requirements applicable to RICs and to avoid payment of excise taxes, we intend to distribute to our shareholders substantially all of our ordinary income and capital gain net income except for certain net capital gains, which we intend to retain and to elect to treat as deemed distributions to our shareholders. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which would include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. This requirement will limit the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, there is no assurance that debt and equity financing will be available to us on favorable terms or at all. In addition, as a BDC, we are not permitted to issue equity securities priced below net asset value without shareholder and independent director approval. However, if we do obtain the necessary approvals to issue securities at prices below their net asset values, a shareholder’s investment in our common stock will experience dilution as a result of such issuance. If additional funds are not available to us, we could be forced to curtail or cease our lending and investment activities, and our net asset value could decrease.

Unrealized Depreciation on Our Loan Portfolio May Be an Indication of Future Realized Losses and Reduction in Income Available for Distribution. As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the loans whose market values or fair values decreased. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Qualifying Asset Requirements. As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we failed to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.

Limits on Transactions with Affiliates. We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. We, the Adviser and certain of its affiliates obtained the Order from the SEC on March 11, 2019 (the “Order”) that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

Risks Related to the Adviser

The Adviser Has no Prior Experience Managing a BDC. The Adviser has no prior experience managing a BDC. The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC, which could be material. The Adviser’s lack of experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

Conflicts Related to Obligations the Adviser Has to Other Clients. Certain Adviser personnel serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by the Adviser or affiliates of the Adviser. Similarly, the Adviser may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, the Adviser and certain personnel may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Company or our shareholders. In addition, prior to an IPO and in accordance with its obligations under the 1940 Act, the Adviser intends to agree to allow certain shareholders the opportunity to participate in certain investment opportunities that we may decide to participate in. The Adviser intends to allocate any investment opportunities in a fair and equitable manner; however, there is no assurance that that we will be able to participate in all investment opportunities or that investment opportunities will be allocated in a fair and equitable manner.

Possession of Material Non-Public Information, Limiting the Adviser’s Investment Discretion. Adviser personnel, including members of the Investment Committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Management Fees and Incentive Fees. Even in the event the value of a shareholder’s investment declines, the management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser. The management fee is calculated as a percentage of the value of our gross assets and our shareholders’ remaining unfunded Capital Commitments to us at a specific time, which would include any borrowings for investment purposes, and may give the Adviser an incentive to use leverage to make additional investments and because it is based, in part, on our shareholders’ remaining unfunded Capital Commitments to us, it may be payable even when we have limited invested assets. In addition, the management fee is payable regardless of whether the value of our gross assets has decreased. The use of increased leverage may increase the likelihood of default, which would disfavor our shareholders. Given the subjective nature of the investment decisions that the Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest.

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

Limitation on Liability of the Adviser. The Advisory Agreement provides that the Adviser, its officers, members and personnel, and any person controlling or controlled by the Adviser will not be liable to us or our shareholders for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the duties that Adviser owes to us under the Advisory Agreement. In addition, as part of the Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Related Party Agreement. The Advisory Agreement was negotiated between related parties. Consequently, its terms, including fees payable to the Adviser, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

Risks Associated with Our Investments

Nature of Investments. We intend to invest in mezzanine loans, convertible debt securities, and to a lesser extent, equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

Mezzanine Loans. Our mezzanine loans generally will be subordinated to senior secured loans on a payment basis, are typically unsecured and rank pari passu with other unsecured creditors. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and loss of principal.

Convertible Debt Securities. Convertible securities generally offer lower interest or dividend yields than non-convertible securities of similar quality. The market values of convertible securities tend to decline as interest rates increase and, conversely, to increase as interest rates decline. In the absence of adequate anti-dilution provisions in a convertible security, dilution in the value of the Company’s holding may occur in the event the underlying stock is subdivided, additional equity securities are issued for below market value, a stock dividend is declared or the issuer enters into another type of corporate transaction that has a similar effect.

The value of a convertible security is influenced by the value of the underlying equity security. Convertible debt securities and preferred stocks may depreciate in value if the market value of the underlying equity security declines or if rates of interest increase. In addition, although debt securities are liabilities of a corporation which the corporation is generally obligated to repay at a specified time, debt securities, particularly convertible debt securities, are often subordinated to the claims of some or all of the other creditors of the corporation.

Mandatory conversion securities (securities that automatically convert into equity securities at a future date) may limit the potential for capital appreciation and, in some instances, are subject to complete loss of invested capital. Other innovative convertibles include “equity-linked” securities, which are securities or derivatives that may have fixed, variable, or no interest payments prior to maturity, may convert (at the option of the holder or on a mandatory basis) into cash or a combination of cash and equity securities, and may be structured to limit the potential for capital appreciation. Equity-linked securities may be illiquid and difficult to value and may be subject to greater credit risk than that of other convertibles. Moreover, mandatory conversion securities and equity-linked securities have increased the sensitivity of the convertible securities market to the volatility of the equity markets and to the special risks of those innovations, which may include risks different from, and possibly greater than, those associated with traditional convertible securities.

●	Credit Risk. Credit risk is the risk that an issuer will fail to pay interest or dividends and principal in a timely manner. Companies that issue convertible securities may be small to medium-size, and they often have low credit ratings. In addition, the credit rating of a company’s convertible securities is generally lower than that of its conventional debt securities. Convertible securities are normally considered “junior” securities—that is, the company usually must pay interest on its conventional debt before it can make payments on its convertible securities. Credit risk could be high for the Company, because it could invest in securities with low credit quality. The lower a debt security is rated, the greater its default risk. As a result, the Company may incur cost and delays in enforcing its rights against the issuer.
●	Market Risk. Although convertible securities do derive part of their value from that of the securities into which they are convertible, they are not considered derivative financial instruments. However, the Company’s mandatory convertible securities include features which render them more sensitive to price changes of their underlying securities. Thus, they expose the Company to greater downside risk than traditional convertible securities, but generally less than that of the underlying equity security.
●	Interest Rate Risk for Convertible Securities. Market interest rates are currently significantly below historical average rates, which results in more pronounced interest rate risk in the current market environment. These factors increase the risk that the market interest rates will rise or continue to rise in the future, with a corresponding decline in the value of convertible securities held by the Company. Convertible securities are particularly sensitive to interest rate changes when their predetermined conversion price is much higher than the issuing company’s common stock price.

Additionally, preferred stocks are equity securities in the sense that they do not represent a liability of the corporation. In the event of liquidation of the corporation, and after its creditors have been paid or provided for, holders of preferred stock are generally entitled to a preference as to the assets of the corporation before any distribution may be made to the holders of common stock. Debt securities normally do not have voting rights. Preferred stocks may have no voting rights or may have voting rights only under certain circumstances.

Equity-related Investments. When we invest in first and second lien loans, unitranche loans, or mezzanine loans, we may acquire equity securities in a portfolio company. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, our investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally recognized statistical rating agencies at the time of investment or may be unrated but determined by the Adviser to be of comparable quality. Loans or debt securities rated below investment grade are considered speculative with respect to the issuer’s capacity to pay interest and repay principal. The major risks of non-investment grade investments include:

●	Non-investment grade securities may be issued by less creditworthy issuers. Issuers of non-investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of non-investment grade securities, leaving few or no assets available to repay holders of non-investment grade securities.
●	Prices of non-investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of non-investment grade securities than on other higher rated fixed-income securities.
●	Issuers of non-investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments, or the unavailability of additional financing.
●	Non-investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems non-investment grade securities, we may have to invest the proceeds in securities with lower yields and may reduce income.
●	Non-investment grade securities may be less liquid than higher rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the non-investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.
●	We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

Risks Associated with Investments in Middle-Market Companies. Investment in private and middle-market companies involves a number of significant risks including:

●	such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with its investment;
●	such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns;
●	such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us;
●	such companies generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
●	debt investments in such companies generally may have a significant portion of principal due at the maturity of the investment, which would result in a substantial loss to us if such borrowers are unable to refinance or repay their debt at maturity;
●	our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in such companies;
●	such companies generally have less publicly available information about their businesses, operations and financial condition and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision; and
●	such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Risks Associated with Equity Investments. Our investments may include equity related securities, such as rights and warrants that may be converted into or exchanged for the issuer’s common stock or the cash value of the issuer’s common stock. In addition, we intend to make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which would grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in its investment documents if the issuer is in financial distress.

Portfolio Company Debt and Equity. Our portfolio companies may have, or may be permitted to incur, other debt or issue equity securities that rank equally with, or senior to, the debt in which we invest. By their terms, such debt instruments or equity securities may entitle the holders to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments with respect to our investments. These debt instruments or equity securities would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt or equity securities. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments or equity securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt or equity securities ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt or equity in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Subordinated Liens on Collateral. Certain debt investments that we may make in portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we are so entitled. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then, to the extent not repaid from the proceeds of the sale of the collateral, we will only have an unsecured claim against the company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments may not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Our Investments Will Be Illiquid and Long Term. We will generally make loans to private companies that are illiquid and may be difficult for us to sell if the need arises. Although portfolio financings and investments by us may generate current income, the return of capital and the realization of gains, if any, from a financing or investment generally will occur only upon the partial or complete satisfaction of the financing conditions or disposition of such investment, which may not occur for a number of years after the investment is made. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded such investments. In addition, we will not be able to sell securities we purchase publicly, if we hold any, unless the sale of such securities is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In addition, in some cases we may be prohibited by contract from selling certain securities we invest in for a period of time or we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we hold a significant portion of a company’s equity or if we have material non-public information regarding that company. Furthermore, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by the Board. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments.

Limited Number of Portfolio Companies. To the extent we assume large positions in the securities of a small number of issuers or industries, our net asset value may fluctuate to a greater extent than that of a more diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

Follow-on Investments in Portfolio Companies. Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

●	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
●	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation.

Portfolio Company Leverage. Our portfolio companies will typically have capital structures with significant leverage. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Although the Adviser will seek to structure transactions in an attempt to minimize these risks, such leverage may increase our exposure to adverse economic factors such as rising interest rates, downturns in the general economy or deterioration in the condition of the portfolio company or its sector in its particular industry. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize the value of any equity securities we own and the portfolio company’s ability to meet its obligations under any debt that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Defaults by Portfolio Companies. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Prepayments by Portfolio Companies. We will be subject to the risk that the debt investments we make in portfolio companies may be repaid prior to maturity. The Adviser expects that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, the Adviser may reinvest a portion of these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us.

Economic Recessions or Downturns. Our portfolio companies may be susceptible to economic downturns or recessions. During these periods the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of our equity investments and the value of collateral securing any debt instruments that we hold. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets which could harm our operating results. In addition, a prolonged economic downturn or recession could extend our investment time horizon by limiting our ability to achieve timely liquidity events, such as a sale, merger or IPO or the refinancing of our debt investments and could ultimately impact our ability to realize anticipated investment returns.

Risks Related to Non-Controlling Investments. At least a majority of investments we make will be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies in which we invest. As a result, we will be subject to the risk that a portfolio company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the equity holders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of such portfolio company.

Our investments in the healthcare sector face considerable uncertainties including substantial regulatory challenges. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In addition, insurance company and other reimbursement rates may be subject to change, often with little notice, and decreases in such rates could materially adversely affect the value of the healthcare companies in our portfolio.

Changes in healthcare laws and other regulations, or the enforcement or interpretation of such laws or regulations, applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services. Changes in healthcare or other laws and regulations, or the enforcement or interpretation of such laws or regulations, applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

Additionally, it is possible that new legislation will be introduced and passed by Congress repealing certain healthcare laws and regulation in whole or in part and signed into law by President Trump, consistent with statements made by him during his presidential campaign and presidency thus far indicating his intention to do so. Because of the continued uncertainty surrounding the healthcare industry, including the potential for further legal challenges or repeal of existing legislation, we cannot quantify or predict with any certainty the likely impact on our portfolio companies, our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation on certain of our portfolio companies, our business model, prospects, financial condition or results of operations.

Legislative or other actions relating to taxes could have a negative effect. Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Recently enacted tax reform legislation makes many changes to the Internal Revenue Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how these or any other changes in the tax laws might affect the Company, investors, or the Company’s portfolio investments. Any additional new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting the recent tax reform legislation or any other new legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of any such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company’s securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 3889 Maple Avenue, Suite 400, Dallas, TX 75219 and are provided by Advisor in accordance with the terms of the Investment Advisory Agreement. We do not own any real estate. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We believe that there is a substantial opportunity for a BDC focused on providing growth capital and other equity financing to middle-market healthcare companies in underserved areas and investing with entrepreneurs who traditionally have had less access to institutional investors. The middle-market lending environment will allow us to meet our goal of making investments that generate above market risk-adjusted returns as a result of a combination of the following factors:

Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to middle-market companies. Specifically, the Basel III accord, the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and recent leveraged lending guidelines and regulations implemented by the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation are expected to significantly increase capital and liquidity requirements for banks, decreasing their capacity and appetite to originate and/or hold non-investment grade loans on their balance sheets. In addition, the number of lenders serving the middle-market has declined as traditional participants, such as commercial banks and specialty finance companies, have consolidated and are pursuing larger opportunities and as many non-traditional lenders, often referred to as the “shadow banking sector” (e.g., hedge funds, private equity funds, mezzanine funds and structured vehicles) have struggled with illiquidity, been unable to satisfy investor expectations, or otherwise exited the market. Finally, while the institutional leveraged loan and high-yield bond markets have enjoyed significant investor interest in the past several years, middle-market companies are unable to access those markets as they fail to meet the size and liquidity requirements imposed by the institutional investor community.

Robust Demand for Debt Capital. We believe nearly 200,000 middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by private equity funds will continue to drive deal activity. We expect that private equity firms will continue to pursue acquisitions and to seek to leverage their equity investments with debt provided by companies such as us.

Compelling Investment Dynamics. We believe that the imbalance between the supply of, and demand for, middle-market debt capital creates transaction dynamics that offer opportunities to make investments with attractive risk-adjusted rates of return. In addition to commanding higher pricing, principally due to illiquidity, the directly negotiated nature of middle-market financings generally provides for more favorable terms to the lender, including more conservative leverage, stronger covenants and reporting packages, better call protection, and more restrictive change-of-control provisions. In addition, middle-market companies often have simpler capital structures than those of larger borrowers, which we believe facilitates a streamlined underwriting process and improves returns to lenders during a restructuring process.

Disparate Financing Needs. Middle-market borrowers’ needs vary considerably based on company- or industry-specific circumstances. We believe that the number of capital providers with the capabilities and flexibility of mandate to deliver tailored “one-stop” solutions addressing the idiosyncratic needs of the market remains limited. We believe that the Adviser’s experience in designing and investing in custom solutions across the capital structure, positions us as a desirable lending partner to middle-market companies and their sponsors.

Distinctive Lender Capabilities. Lending to middle-market companies requires specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring. Middle-market lending also is generally more labor-intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies. We believe the Adviser’s experience positions us more strongly to lend to middle-market companies than many other capital providers.

Market Information

Until the completion of an IPO, our outstanding common stock will be offered and sold in transactions exempt from registration under the 1933 Act in accordance with Section 4(a)(2), Regulation D and Regulation S. For this reason, we are not providing the performance graph required by Item 201(e) of Regulation S-K. There is no public market for our common stock currently, nor can we give any assurance that one will develop.

Because Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the Shares are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 22, 2019, there was 1 holder of record of our Shares.

Recent Sales of Unregistered Securities

Prior to our election to be regulated as a BDC under the 1940 Act, we issued and sold 100 Shares to the Adviser, for an aggregate purchase price of $1,000. These Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act.

Issuer Repurchases of Equity Securities

None.

Valuation of Portfolio Securities

Investments for which market quotations are readily available will typically be valued at those market quotations. To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of our investments, will be valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board to review our investments.

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

Distribution Policy

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by the Board in its discretion.

We will reinvest dividends on behalf of our shareholders that elect to reinvest their dividend. A shareholder may elect to reinvest its dividend by notifying the Adviser in writing no later than ten days prior to the record date for dividends to our shareholders.

Item 6. Selected Financial Data

The following selected financial and other data for the year ended December 31, 2018 is derived from our audited financial statements. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and with the audited financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K.

Period Ended December 31, 2018
Income Statement Data:	$-
Total Operating Expenses	-
Total Net Expenses	-
Net Investment Loss	-
Net Increase (Decrease) in Net Assets Resulting from Operations	-
Per Share Data:
Net Investment Gain (Loss)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	-
Balance Sheet Data:
Total Assets	$1,000
Total Net Assets	$1,000
Other Data:
Total Return based on Net Asset Value	-	%*
Weighted average common shares outstanding for period:	100

* The company has not commenced operations as of December 31, 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	such an economic downturn could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
●	such an economic downturn could also impact availability and pricing of our financing;
●	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
●	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
●	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;

●	the ability of our portfolio companies to achieve their objectives;
●	competition with other entities and our affiliates for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
●	the adequacy of our financing sources and working capital;
●	the loss of key personnel;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
●	the ability of the Adviser to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code, and as a BDC;
●	the effect of legal, tax and regulatory changes; and
●	other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of Amendment No. 1 to our Registration Statement on Form 10, filed on March 16, 2018 (File No. 000-55885), and Item 1A of Part I of this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Amendment No. 1 to our Registration Statement on Form 10, filed on March 16, 2018 (File No. 000-55885), and Item 1A of Part I and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The safe harbor provisions of Section 21E of the Exchange Act, which preclude civil liability for certain forward-looking statements will not be applicable to us when we elect to be regulated as a BDC under the 1940 Act, since, at such time, we will be an investment company.

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

We expect to conduct Private Offering of our Shares through multiple closings to investors in reliance on exemptions from the registration requirements of the 1933 Act. At the closing of any Private Offering, each investor will make a Capital Commitment to purchase Shares pursuant to a subscription agreement entered into with us. The Initial Closing of the Private Offering is expected to occur in 2019. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Shares will be issued at the most recent quarterly net asset value per share, subject to adjustment as required by Section 23 of the 1940 Act. Any adjustments would take into account a good faith determination, by the Board or an authorized committee thereof, of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act. Additionally, the Board is authorized to authorize the Company to issue shares of preferred stock in one or more classes or series without shareholder approval.

We anticipate commencing our loan origination and investment activities as soon as practicable following the Initial Drawdown which is expected to occur in 2019. Prior to an IPO the Adviser may, in its sole discretion, permit one or more Subsequent Closings as additional Capital Commitments are obtained. We do not intend to impose a time limit for holding Subsequent Closings.

The Adviser serves as our investment adviser pursuant to an Advisory Agreement that we entered into with the Adviser prior to the effectiveness of the amended Registration Statement filed with the SEC on March 16, 2018. Subject to the overall supervision of the Board, the Adviser will be responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

The Company is an emerging growth company as defined in the JOBS Act and the Company will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act.

Portfolio and Investment Activity

As of December 31, 2018, we have not commenced investment activities.

Results of Operations

As of December 31, 2018, we have not completed the Initial Closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

Revenues. We plan to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Any debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses. Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We will also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Advisory Agreement and by the Administrator in performing its administrative obligations under the Administration Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

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

As there were no formal commitments of external capital as of December 31, 2018, we have recorded no such costs. Until such time as we receive a formal commitment of external capital or, in the event we do not receive a formal commitment of external capital, the Adviser will pay all organization and offering expenses.

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

Equity Activity. In connection with our formation, we have the authority to issue 100,000,000 shares of common stock at a $0.01 per share par value.

In conjunction with our formation, we issued and sold 100 Shares to the Adviser for an aggregate purchase price of $1,000. These Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(2) of the 1933 Act. We have not had any other equity transactions as of December 31, 2018.

Contractual Obligations. As of December 31, 2018, we have not commenced investment operations.

We have entered into certain contracts under which we have material future commitments. We have entered into the Advisory Agreement with the Adviser in accordance with the 1940 Act. Under the Advisory Agreement, the Adviser will be responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we will pay (i) a base management fee equal to a percentage of aggregate amount of capital committed to us by investors and (ii) an incentive fee based on our performance. The Adviser will also be responsible for furnishing us with office facilities and equipment and will provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. We will reimburse the Adviser an amount equal to our allocable portion (subject to the review of our Board) of its overhead resulting from its obligations under the Advisory Agreement, including the allocable portion of the rent and cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Advisory Agreement and the Administration Agreement. Any new Advisory Agreement would also be subject to approval by our stockholders.

Off-Balance Sheet Arrangements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. We had no off-balance sheet arrangements as of December 31, 2018.

Distribution Policy

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by the Board in its discretion.

We will reinvest dividends on behalf of our shareholders that elect to reinvest their dividend. A shareholder may elect to reinvest its dividend by notifying the Adviser in writing no later than ten days prior to the record date for dividends to our shareholders.

Critical Accounting Policies

Valuation of Portfolio Securities. We measure the value of our investments in at fair value accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition. Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Organization and Offering Costs. In the event receipt of a formal commitment of external capital does not occur, initial organization and offering costs incurred of $1,576,487 to date will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this filing, no such costs have been recorded by the Company.

Management and Incentive Fees. Even in the event the value of a shareholder’s investment declines, the management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser. The management fee is calculated as a percentage of the value of our gross assets and our shareholders’ remaining unfunded Capital Commitments to us at a specific time, which would include any borrowings for investment purposes, and may give the Adviser an incentive to use leverage to make additional investments and because it is based, in part, on our shareholders’ remaining unfunded Capital Commitments to us, it may be payable even when we have limited invested assets. In addition, the management fee is payable regardless of whether the value of our gross assets has decreased. The use of increased leverage may increase the likelihood of default, which would disfavor our shareholders. Given the subjective nature of the investment decisions that the Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest. Additionally, because the management fee is calculated on gross assets, including uninvested cash, the Adviser may continue to collect a management fee even if the Company fails to identify and make investments.

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

Leverage. The Company intends to file an election to be regulated as a BDC under the 1940 Act. Upon such election, the Company will be required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio, but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150% upon either (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval, or (ii) shareholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such shareholder approval. Because our Board and Pharos Capital Group, LLC, our initial shareholder, approved this proposal on August 7, 2018, the asset coverage ratio of 150% is effective. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our shareholders.

Taxation as a RIC. As soon as practicable after our election to be a BDC, we intend to elect to be treated and to qualify each year thereafter as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2018, we had not commenced investment activities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Pharos Capital BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Pharos Capital BDC, Inc. (the Company) as of December 31, 2018, the related statements of operations, changes in net assets and cash flows for the period then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois

March 26, 2019

Pharos Capital BDC, Inc.

Statement of Assets and Liabilities

December 31, 2018
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

As of December 31, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to the Adviser have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Operations

Period Ended December 31, 2018
Investment income
Interest income	$-
Dividend income	-
Total investment income	-

Operating expenses
Management fee	-
Incentive fee	-
Administrative fee	-
Directors' fees	-
Professional fees	-
Other expenses	-
Total operating expenses	-
Net investment income (loss)	-

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	-
Net change in unrealized appreciation (depreciation) on investments	-
Net realized and unrealized gain (loss) on investments	-
Net increase (decrease) in net assets resulting from operations	$-
Net increase (decrease) in net assets resulting from operations per common share	$-
Net investment income (loss) per common share	$-
Weighted average common shares outstanding	100
Distributions to shareholders	-
Distributions per common share	$-

The accompanying notes are an integral part of these financial statements.

As of December 31, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to the Adviser have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Changes in Net Assets

Period Ended December 31, 2018
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

As of December 31, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to the Adviser have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Cash Flows

Period Ended December 31, 2018
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

As of December 31, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to the Adviser have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

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

As of December 31, 2018, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. The sale of common shares was approved by the unanimous consent of the Company’s board. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

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

Pharos Capital BDC, Inc.

Notes to Financial Statements (continued)

Leverage

The Company intends to file an election to be regulated as a BDC under the 1940 Act, as amended. Upon such election, the Company will be required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150% upon either (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval, or (ii) shareholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such shareholder approval. Because our Board and Pharos Capital Group, LLC, our initial shareholder, approved this proposal on August 7, 2018, the asset coverage ratio of 150% is effective.

Income Taxes

The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2018. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends, therefore, no provision has been recorded for federal income taxes. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected on the financial statements of the Company.

Depending on the level of investment company taxable income (“ICTI”) earned in a tax year and the amount of net capital gains recognized in such tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. In order to eliminate our liability for income tax, and to the extent necessary to maintain our qualification as a RIC, any such carryover ICTI and net capital gains must be distributed before the end of that next tax year through a dividend declared prior to the 15th day of the 9th month after the close of the taxable year in which such ICTI was generated. ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations

3.	Related Party Transactions

The Company entered into an Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The advisory service fees will consist of a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s shareholders.

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

Pharos Capital BDC, Inc.

Notes to Financial Statements (continued)

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

Capital Gains Component: Under the capital gains component of the incentive fee, the Company will pay the Adviser at the end of each calendar year 20.0% of its aggregate cumulative realized capital gains from the date of our election to be regulated as a business development company through the end of that year, computed net of all aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. The Company will accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with U.S. GAAP. The capital gains component of the incentive fee is not subject to any minimum return to shareholders. If that amount is negative, then no capital gains incentive fee will be payable for such year. If the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Pharos Capital BDC, Inc.

Notes to Financial Statements (continued)

4.	Commitments and Contingencies

As of December 31, 2018, the Adviser and its affiliates have incurred organizational, operating and offering costs of approximately $1,576,487 on behalf of the Company. In the event receipt of a formal commitment of external (non-Adviser or their affiliates) capital does not occur, initial organization and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this statement of assets and liabilities, no such costs have been recorded by the Company.

5.	Net Assets

As of December 31, 2018, the total number of shares of all classes of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock, par value $0.01 per share. During the year ended December 31, 2018, the Adviser contributed $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 100 shares of common stock of the Company at $10.00 per share.

6.	Financial Highlights

Period ended December 31, 2018
Per Share Data (1):
Net asset value at beginning of period	$10.00
Net investment income
Net realized and unrealized gain
Net increase in net assets resulting from operations
Distributions to shareholders:
From net investment income
Net asset value at end of period	$10.00
Total return based on net asset value (2)
Net assets at end of period	$1,000
Units outstanding, end of period	100
Average net assets	$1,000
Annualized ratio of net operating expenses to average net assets
Annualized ratio of net investment loss to average net assets

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per unit between the opening and ending net asset values per share in the period.

7.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there are no subsequent events that would need to be disclosed in the Company’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2018.

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Certain information with respect to our directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, the year in which each person became a director of the Company, and a discussion of their particular experience, qualifications, attributes or skills that lead the Company to conclude that such individual should serve as a director of the Company, in light of the Company’s business and structure. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of the directors, director nominees, officers, or promoters of the Company and none are currently pending. There is no arrangement or understanding between any of the Company’s directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity.

Mr. Youngblood is an “interested person” of the Company as defined in the 1940 Act due to his position as the Chief Executive Officer and President of the Company and Founding Partner and Chairman of the Adviser. Mr. Crants is an “interested person” of the Company as defined in the 1940 Act due to his position as the Chief Investment Officer of the Company and a Founding Partner of the Adviser. Each of Ms. Fitch, Mr. Irving and Ms. Williamson is not an “interested person” of the Company as defined in the 1940 Act. Information regarding the Board is as follows:

Name	Year of Birth	Position	Director Since	Expiration of Term
Interested Directors:
Kneeland Youngblood	1955	Chairman, Director and Chief Executive Officer	2018	2019
D. Robert Crants, III	1968	Director and Chief Investment Officer	2018	2020
Independent Directors:
Wanda Lynn Fitch	1961	Director	2018	2019
Paul Irving	1952	Director	2018	2020
Billie Williamson	1952	Director	2018	2021

The address for each of our directors is c/o Pharos Capital BDC, Inc., 3889 Maple Avenue, Suite 400, Dallas, TX, 75219.

Executive Officers Who Are Not Directors

Name	Year of Birth	Position
Kimberly Futrell	1971	Chief Financial Officer and Chief Compliance Officer

Biographical Information

Interested Directors

Kneeland Youngblood

Kneeland Youngblood is a Founding Partner of the Adviser and has been working for the Adviser since 1998. Mr. Youngblood is Chairman of the Adviser and responsible for overall firm strategy. Mr. Youngblood is a member of the Investment Committee and currently serves on the boards of Egenera, Employee Benefit Solutions, TotalTrax, and Reel FX. Mr. Youngblood is also a director for Pharos International Limited, the general partner for potential future offshore funds.

From 1986 to 1997, Mr. Youngblood served as an Emergency Physician at the Medical Center of Plano. He is a former director (1993-1998) of the U.S. Enrichment Corporation, serving as a Presidential appointee with Senate confirmation in his role on the Board. He also served on the board of directors of Starwood Hotels & lodging (2001-2012), Burger King (2004-2010), Gap Inc. (2006-2012), Pace Holdings Corporation (2015-2017) and Energy Future Holdings (2007-2018). He currently serves on the boards of Pace II Holdings Corporation, Scientific Games Corporation, and Mallinckrodt Pharmaceuticals, a UK based company listed on the New York Stock Exchange.

Mr. Youngblood is a member of the Council on Foreign Relations, the Southwestern Medical Foundations, the Prostate Cancer Foundation and a Trustee of the Dallas Police & Fire Pension System. He graduated from Princeton University in 1978 with an A.B. in Politics/Science in Human Affairs and earned an M.D. degree from the University of Texas, Southwestern Medical School in 1982. He is based out of the Adviser’s Dallas office.

D. Robert Crants, III

D. Robert Crants, III is a Founding Partner and Chief Investment Officer of the Adviser and has been working for the Adviser since 1998. Mr. Crants is responsible for setting the Adviser’s investment and risk management strategy, developing targeted investment themes, supervising the transaction structuring process, and fundraising. Mr. Crants is a member of the Investment Committee and currently serves on the boards of Dermatology and Medspa, Employee Benefit Solutions, FasPsych, Family Treatment Network, MOTION Physical Therapy, TechLab, Seaside Healthcare, Verdi Oncology, Charter Health Holdings, and Complete Health Partners. Mr. Crants is also a director for Pharos International Limited, the general partner for potential future offshore funds.

Mr. Crants has been directly involved in private equity investments for over twenty-five years. Prior to founding the Adviser, Mr. Crants was with Goldman Sachs, where he was a founding member of the Special Investments Group and was active in the development and marketing of proprietary equity derivative products, equity private placements, exchange funds and merchant banking funds totaling over $6.0 billion in gross funds raised. As a result of his work, in 1993 he received the Goldman Sachs Investment Banking Division Innovation Award. From 1997 through 2000, Mr. Crants was the President and on the Board of Trustees of Prison Realty Trust, a New York Stock Exchange traded Real Estate Investment Trust (REIT).

Mr. Crants graduated from Princeton University with an A.B., summa cum laude, in Economics. Mr. Crants is based out of the Adviser's Nashville office.

Independent Directors

Wanda Lynn Fitch

Lynn Fitch is the State Treasurer for the State of Mississippi, where she runs banking operations for the state, administers two State 529 plans, and is charged with debt management. She was elected to her position in 2011 and reelected in 2015. She is also a member of a variety of Mississippi state boards and commissions, including the State Bond Commission, the Mississippi Tort Claims Board, and the Mississippi Guaranty Pool Board. Prior to her election, she served as Executive Director of the Mississippi State Personnel Board from 2009-2011, where she was nominated by Governor Haley Barbour and confirmed by the Mississippi State Senate. She had oversight of over 32,000 state employees and 130 boards, agencies, and commissions in this role. She has also previously served as the Deputy Executive Director of the Mississippi Department of Employment Security, as an attorney for two law firms, counsel for the Mississippi House of Representatives, and as Special Assistant Attorney General for the State of Mississippi. She graduated with a BBA and a JD from the University of Mississippi.

Paul Irving

Paul Irving is chairman of the Milken Institute Center for the Future of Aging, distinguished scholar in residence at the University of Southern California Davis School of Gerontology, and chairman of Encore.org. He is a director of East West Bancorp, Inc. and serves on advisory boards at USC, Stanford University, the Global Coalition on Aging, and WorkingNation. Irving is a member of the steering committee for the National Academy of Medicine healthy longevity initiative and was a participant in the 2015 White House Conference on Aging. He previously served as the Milken Institute’s president, an advanced leadership fellow at Harvard University, and chairman and CEO of Manatt, Phelps & Phillips, LLP, a law and consulting firm. Irving writes and speaks about investment and innovation in the longevity economy, health, productivity, and purpose for older adults, and the changing culture of aging in America and the world. PBS Next Avenue named Irving an “Influencer” for his leadership in the field, and he has been honored with the Janet L. Witkin Humanitarian Award by Affordable Living for the Aging, the Life Journey Inspiration Award by Stanford’s Distinguished Careers Institute, and the Board of Governors Award by Loyola Law School, Los Angeles.

Billie Williamson

Billie Williamson served as a Senior Assurance Partner of Ernst & Young LLP until her retirement at the end of 2011. She began her career at EY in 1974 and spent the first 19 years in the assurance practice, becoming a partner in 1984. She then left to become CFO of AMX Corp. in Dallas where she helped lead the Company’s successful IPO. Billie subsequently became Senior Vice President, Finance of Marriott International, Inc. in Washington, D.C. She rejoined EY in 1998 in EY’s Center for Strategic Transactions. As a senior client-serving partner at EY, Billie was responsible for some of the firm’s largest global accounts in the aerospace and defense, technology and other industries. She is a specialist in financial reporting, internal controls and compliance with complex regulations as well as accounting for family limited partnerships and trusts. Billie currently serves on the Boards of Directors of Cushman & Wakefield, Kraton Corporation and Pentair plc.. Billie previously served on the boards of Annie's, Inc., Exelis, Inc. and Janus Capital Group, Inc. prior to their respective acquisitions by General Mills, Inc., Harris Corporation and Henderson Group, plc. Billie has over 40 years of experience in public accounting and business. She graduated with a BBA from Southern Methodist University and is a Certified Public Accountant in Texas.

Executive Officers Who Are Not Directors

Kimberly Futrell

Kimberly Futrell is the Chief Financial Officer and Chief Compliance Officer of Pharos Capital BDC, Inc. Ms. Futrell is responsible for managing and overseeing accounting, budgeting and forecasting, cash management, tax, audit, investor reporting and human resources. In addition, Ms. Futrell oversees and monitors the implementation of the Adviser’s compliance program.

Prior to joining the company in 2000, Ms. Futrell was with CoreCivic (formerly known as Corrections Corporation of America) and Prison Realty Trust from 1995 to 2000, where she worked in accounting, financial modeling, planning and analysis. Prior to that, she worked as an accountant in private industry. Ms. Futrell graduated from Lubbock Christian University with a B.S. in Business Administration. Ms. Futrell is based out of the Adviser's Dallas office.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee has also established guidelines and make recommendations to our Board regarding the valuation of our investments. The Audit Committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the Audit Committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The Audit Committee is composed of Wanda Lynn Fitch, Paul Irving and Billie Ida Williamson. Ms. Williamson serves as Chair of the Audit Committee. Our Board has determined that Ms. Williamson is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act. Ms. Williamson meets the current independence and experience requirements of Rule 10A-3 of the 1934 Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its Units, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that there were no violations of Section 16(a) by such persons during the fiscal year ended December 31, 2018.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for our employees and directors, including, specifically, our Chief Executive Officer, our Chief Financial Officer, and our other executive officers. Our Code of Business Conduct and Ethics satisfies the requirements for a “code of ethics” within the meaning of SEC rules. We intend to disclose any changes in, or waivers from, the Code of Business Conduct and Ethics by filing a Form 8-K to the extent such disclosure is required by rules of the SEC.

Nomination of Directors

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors implemented since the filing of Amendment No. 1 to our Registration Statement on Form 10.

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser, the Administrator or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment and administrative operations are managed by the Adviser and the Administrator. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser, the Administrator or its affiliates.

None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Compensation of Directors

The following table sets forth compensation of the Company’s directors for the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
Kneeland Youngblood	—	—	—	—
D. Robert Crants, III	—	—	—	—
Independent Directors
Wanda Lynn Fitch	$65,000	—	—	$65,000
Paul Irving	$70,000	—	—	$70,000
Billie Ida Williamson	$75,000	—	—	$75,000

(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. We pay each independent director the following amounts for serving as a director: (i) $65,000 per year, (ii) an additional fee of $10,000 per year for the chair of the Audit Committee and (iii) an additional fee of $5,000 per year for the chair of the Nominating and Corporate Governance Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each independent director incurred by such director in connection with the fulfillment of his or her duties as an independent director.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

We do not currently have a Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2018 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 22, 2019, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 3889 Maple Avenue, Suite 400, Dallas, TX, 75219.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)
Interested Directors
Kneeland Youngblood	—	—
D. Robert Crants, III	—	—
Independent Directors
Wanda Lynn Fitch	—	—
Paul Irving	—	—
Billie Ida Williamson	—	—
Executive Officers
Kimberly Futrell	—	—
All executive officers and directors as a group (7 persons)	—	—
Pharos Capital Group, LLC	100	100%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(2) Based on a total of 100 Company’s shares issued and outstanding on March 22, 2019.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 22, 2019. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Kneeland Youngblood	None
D. Robert Crants, III	None
Independent Directors
Wanda Lynn Fitch	None
Paul Irving	None
Billie Ida Williamson	None

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we will pay management fees and incentive fees to the Adviser. The Investment Advisory Agreement has been approved by the Board. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until February 20, 2020 (a period of two years from the date it first became effective) and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities.

Administration Agreement

We have entered into the Administration Agreement with the Administrator, pursuant to which the Administrator will be responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities.

License Agreement

We have entered into the License Agreement with the Adviser, pursuant to which the Adviser has granted us a non-exclusive license to use the name “Pharos.” Under the License Agreement, we have a right to use the “Pharos” name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Pharos” name or logo.

Relationship with the Adviser and Potential Conflicts of Interest

We, the Adviser and our respective direct or indirect members, partners, officers, directors, employees, agents and affiliates may be subject to certain potential conflicts of interest in connection with our activities and investments. For example, the terms of the Adviser’s management and incentive fees may create an incentive for the Adviser to approve and cause us to make more speculative investments than we would otherwise make in the absence of such fee structure. In addition, certain Adviser personnel serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by the Adviser. Similarly, the Adviser may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Company or our shareholders. In addition, prior to an IPO and in accordance with its obligations under the 1940 Act, the Adviser intends to agree to allow certain shareholders the opportunity to participate in certain investment opportunities that we may also participate in.

The Adviser and its affiliates have procedures and policies in place designed to manage the potential conflicts of interest between its fiduciary obligations to us and its similar fiduciary obligations to other clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. There can be no assurance that the Adviser’s or its affiliates’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The principals of the Adviser may manage investment vehicles with similar or overlapping investment strategies. In order to address these issues, the Adviser has put in place an investment allocation policy that addresses the co-investment restrictions set forth under the 1940 Act and seeks to ensure the equitable allocation of investment opportunities when we are able to co-invest with other accounts managed by the Adviser and affiliated entities. In the absence of receiving exemptive relief from the SEC that would permit greater flexibility relating to co-investments, the Adviser will apply the investment allocation policy. When we engage in such permitted co-investments, we will do so in a manner consistent with the Adviser’s allocation policy. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, the Adviser will need to decide whether we or such other entity or entities will proceed with the investment. The Adviser will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.

Co-Investment Opportunities

As a BDC, we are subject to certain regulatory restrictions in negotiating certain investments with entities with which we may be restricted from doing so under the 1940 Act, such as the Adviser and its affiliates. We, the Adviser and certain of its affiliates have obtained an exemptive order from the SEC on March 11, 2019 (the “Order”) that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.

Director Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or any of its affiliates.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that Mses. Fitch and Williamson and Mr. Irving qualify as independent directors. Each director who serves on the Audit Committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.

Certain Business Relationships

Certain of our current directors and officers are directors or officers of the Adviser.

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser. The Adviser, for its services to us, will be entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. In addition, under the Investment Advisory Agreement, we expect, to the extent permitted by applicable law and in the discretion of our Board, to indemnify the Adviser and certain of its affiliates.

Item 14. Principal Accounting Fees and Services

It is expected that the Audit Committee and the independent directors of the board of directors will select RSM US LLP to serve as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2019.

RSM US LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

The following aggregate fees were or will be billed by RSM US LLP for work performed in 2018 or attributable to the audit of our 2018 financial statements:

Fiscal Year Ended December 31, 2018
Audit Fees	$98,778
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees:	$98,778

Audit Fees: Audit fees consist of fees billed for professional services rendered for quarterly reviews and services that are normally provided by RSM US LLP in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by RSM US LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The following financial statements are set forth in Item 8 of Part II:

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)
3.2	Bylaws (1)
10.1	Form of Investment Advisory Agreement between Pharos Capital BDC, Inc. and Pharos Capital Group, LLC, as the investment adviser*
10.2	Form of Administration Agreement between Pharos Capital BDC, Inc. and U.S. Bank, as the Administrator*
10.3	Dividend Reinvestment Plan (1)
10.4	Form of Indemnification Agreement*
10.5	Form of License Agreement by and between Pharos Capital BDC, Inc. and Pharos Capital Group, LLC*
21.1	List of Subsidiaries – None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

(1) Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55885) filed with the SEC on March 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharos Capital BDC, Inc.

Date: March 26, 2019	By:	/s/ Kneeland Youngblood
		Name:	Kneeland Youngblood
		Title:	President and Chief Executive Officer

Date: March 26, 2019	By:	/s/ Kimberly D. Futrell
		Name:	Kimberly Futrell
		Title:	Chief Financial Officer and Chief Compliance Officer

Date: March 26, 2019	By:	/s/ D. Robert Crants, III
		Name:	D. Robert Crants, III
		Title:	Chief Investment Officer and Director

Date: March 26, 2019	By:	/s/ Wanda Lynn Fitch
		Name:	Wanda Lynn Fitch
		Title:	Director

Date: March 26, 2019	By:	/s/ Paul H. Irving
		Name:	Paul H. Irving
		Title:	Director

Date: March 26, 2019	By:	/s/ Billie Ida Williamson
		Name:	Billie Ida Williamson
		Title:	Director