Form 10-Q
period 2019-03-31
Pharos Capital BDC, Inc.
filed 2019-05-10
CIK 1719606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The issuer had 100 shares of common stock, $0.01 par value per share, outstanding as of May 9, 2019.

  PHAROS CAPITAL BDC, INC.

  FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

Item 1. Financial Statements

Pharos Capital BDC, Inc.

Statement of Assets and Liabilities

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Cash	$1,000	$1,000
Non-control/Non-affiliate investments, at fair value	-	-
Dividends and interest receivable	-	-
Capital stock sold	-	-
Other accounts receivable	-	-
Other assets	-	-
Total assets	1,000	1,000

Liabilities
Accounts payable	-	-
Accrued liabilities	-	-
Notes payable and other debt	-	-
Total liabilities	-	-

Commitments and contingencies (Note 4)

Net assets
Common shares, $0.01 par value; 100,000,000 shares authorized; 100 shares issued and outstanding	1	1
Additional paid-in-capital	999	999
Total net assets	$1,000	$1,000

Net asset value per share	$10.00	$10.00

The accompanying notes are an integral part of these financial statements.

As of March 31, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Operations (Unaudited)

	For the Quarter Ended March 31, 2019 (Unaudited)	For the Period Ended March 31, 2018 (Unaudited)
Investment income
Interest income	$-	$-
Dividend income	-	-
Total investment income	-	-

Operating expenses
Management fee	-	-
Incentive fee	-	-
Administrative fee	-	-
Directors' fees	-	-
Professional fees	-	-
Other expenses	-	-
Total operating expenses	-	-
Net investment income (loss)	-	-

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-
Net realized and unrealized gain (loss) on investments	-	-
Net increase (decrease) in net assets resulting from operations	$-	$-
Net increase (decrease) in net assets resulting from operations per common share	$-	$-
Net investment income (loss) per common share	$-	$-

Weighted average common shares outstanding	100	100

Distributions to shareholders	-	-
Distributions per common share	$-	$-

The accompanying notes are an integral part of these financial statements.

As of March 31, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Changes in Net Assets (Unaudited)

	For the Quarter Ended March 31, 2019 (Unaudited)	For the Period Ended March 31, 2018 (Unaudited)
Net increase (decrease) in net assets from operations
Net investment income (loss)	$-	$-
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-
Net increase (decrease) in net assets resulting from operations	-	-
Distributions to shareholders	-	-
Capital share transactions	-	1,000
Total increase (decrease) in net assets	-	1,000
Net assets
Beginning of period	1,000	-
End of period	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

As of March 31, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

  Statement of Cash Flows (Unaudited)

	For the Quarter Ended March 31, 2019 (Unaudited)	For the Period Ended March 31, 2018 (Unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$-	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in loans and securities	-	-
Repayments on direct loans and sale of other securities	-	-
Increase (decrease) in other assets	-	-
Net cash provided by (used in) operating activities	-	-
Cash flows from financing activities
Borrowings under credit facility	-	-
Repayments of credit facility	-	-
Proceeds from capital shares sold	-	1,000
Cash distributions paid to shareholders	-	-
Net cash provided by (used in) financing activities	-	1,000
Net increase (decrease) in cash	-	-
Cash at beginning of period	1,000	-
Cash at end of period	$1,000	$1,000
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

As of March 31, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

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

As of March 31, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. The sale of common shares was approved by the unanimous consent of the Company’s board. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

The Company expects to conduct private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a notice to its investors. The Company anticipates commencing its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the “Initial Drawdown”).

The Company is managed by the Adviser. No management fees or incentive fees will be paid to the Adviser until commencement of investment activities.

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

Income Taxes

The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2019. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends, therefore, no provision has been recorded for federal income taxes. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected on the financial statements of the Company.

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

The Company entered into an Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company’s investment program and related activities. The advisory service fees will consist of a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s shareholders.

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

Pharos Capital BDC, Inc.

Notes to Financial Statements (Unaudited) (continued)

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

Pharos Capital BDC, Inc.

Notes to Financial Statements (Unaudited) (continued)

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

As of March 31, 2019, the Adviser and its affiliates have incurred organizational, operating and offering costs of approximately $1,782,871, on behalf of the Company. In the event receipt of a formal commitment of external (non-Adviser or their affiliates) capital does not occur, initial organization and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of the financial statements, no such costs have been recorded by the Company.

5.	Net Assets

As of March 31, 2019, the total number of shares of all classes of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock, par value $0.01 per share. During the year ended December 31, 2018, the Adviser contributed $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 100 shares of common stock of the Company at $10.00 per share.

6.	Financial Highlights

	Quarter Ended March 31, 2019	Period Ended March 31, 2018(1)
Per Share Data (2):
Net asset value at beginning of period	$10.00	$-
Net investment income
Net realized and unrealized gain
Net increase in net assets resulting from operations
Distributions to shareholders:
From net investment income
Net asset value at end of period	$10.00	$10.00
Total return based on net asset value (3)
Net assets at end of period	$1,000	$1,000
Shares outstanding, end of period	100	100
Average net assets	$1,000	$1,000
Annualized ratio of net operating expenses to average net assets
Annualized ratio of net investment loss to average net assets

(1)	As of March 31, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to the Company’s Adviser have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

(2)	Financial highlights are based on weighted average shares outstanding.

(3)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period.

7.	Subsequent Events

On May 6, 2019, pursuant to the recommendation of the Company’s Board of Directors, the Company’s sole shareholder, Pharos Capital Group, LLC, re-elected each of Kneeland Youngblood and Billie Ida Williamson to serve on the Company’s Board of Directors for a term ending in 2022 or until each of their respective successors is duly elected and qualified. This action was taken by means of unanimous written consent in lieu of a meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

●	such an economic downturn could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

●	such an economic downturn could also impact availability and pricing of our financing;

●	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

●	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	our contractual arrangements and relationships with third parties;

●	the ability of our portfolio companies to achieve their objectives;

●	competition with other entities and our affiliates for investment opportunities;

●	the speculative and illiquid nature of our investments;

●	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;

●	the adequacy of our financing sources and working capital;

●	the loss of key personnel;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of the Adviser to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code, and as a BDC;

●	the effect of legal, tax and regulatory changes; and

●	other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2018, in our other filings with the Securities and Exchange Commission (the “SEC”) and Item 1A of Part I of this Quarterly Report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2018 and in Part I, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The safe harbor provisions of Section 21E of the Exchange Act, which preclude civil liability for certain forward-looking statements will not be applicable to us when we elect to be regulated as a BDC under the 1940 Act, since, at such time, we will be an investment company.

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

Portfolio and Investment Activity

As of March 31, 2019, we have not commenced investment activities.

Results of Operations

As of March 31, 2019, we have not completed the Initial Closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

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

Expenses. Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We will also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Advisory Agreement and by the Administrator in performing its administrative obligations under the Administration Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

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

As there were no formal commitments of external capital as of March 31, 2019, we have recorded no such costs. Until such time as we receive a formal commitment of external capital or, in the event we do not receive a formal commitment of external capital, the Adviser will pay all organization and offering expenses.

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

In conjunction with our formation, we issued and sold 100 Shares to the Adviser for an aggregate purchase price of $1,000. These Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(2) of the 1933 Act. We have not had any other equity transactions as of March 31, 2019.

Contractual Obligations. As of March 31, 2019, we have not commenced investment operations.

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

Off-Balance Sheet Arrangements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. We had no off-balance sheet arrangements as of March 31, 2019.

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

Organization and Offering Costs. In the event receipt of a formal commitment of external capital does not occur, initial organization and offering costs incurred of $1,782,871 to date will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this filing, no such costs have been recorded by the Company.

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

Recent Developments

On May 6, 2019, pursuant to the recommendation of the Company’s Board of Directors, the Company’s sole shareholder, Pharos Capital Group, LLC, re-elected each of Kneeland Youngblood and Billie Ida Williamson to serve on the Company’s Board of Directors for a term ending in 2022 or until each of their respective successors is duly elected and qualified. This action was taken by means of unanimous written consent in lieu of a meeting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2019, we had not commenced investment activities.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2019.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of March 31, 2019.

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

Item 1A. Risk Factors

As of March 31, 2019, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 26, 2019.

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

Pharos Capital BDC, Inc.
Date: May 10, 2019
	By:	/s/ Kneeland Youngblood
		Name:	Kneeland Youngblood
		Title:	President and Chief Executive Officer

Date: May 10, 2019	By:	/s/ Kimberly D. Futrell
		Name:	Kimberly D. Futrell
		Title:	Chief Financial Officer and Chief Compliance Officer