Form 10-Q
period 2019-06-30
Pharos Capital BDC, Inc.
filed 2019-08-12
CIK 1719606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

The issuer had 100 shares of common stock, $0.01 par value per share, outstanding as of August 12, 2019.

PHAROS CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

TABLE OF CONTENTS

	Index	Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Statements of Assets and Liabilities as of June 30, 2019 (Unaudited) and December 31, 2018	1
	Statements of Operations for the six-months ended June 30, 2019 (Unaudited), the period ended June 30, 2018 (Unaudited), the quarter ended June 30, 2019 (Unaudited), and the quarter ended June 30, 2018 (Unaudited)	2
	Statement of Changes in Net Assets for the six-months ended June 30, 2019 (Unaudited) and the period ended June 30, 2018 (Unaudited)	3
	Statement of Cash Flows for the six months ended June 30, 2019 and the period ended June 30, 2018 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1a.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

i

Item 1. Financial Statements

Pharos Capital BDC, Inc.

Statement of Assets and Liabilities

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash	$1,000	$1,000
Non-control/Non-affiliate investments, at fair value	-	-
Dividends and interest receivable	-	-
Capital stock sold	-	-
Other accounts receivable	-	-
Other assets	-	-
Total assets	1,000	1,000

Liabilities
Accounts payable	-	-
Accrued liabilities	-	-
Notes payable and other debt	-	-
Total liabilities	-	-

Commitments and contingencies (Note 4)

Net assets
Common shares, $0.01 par value; 100,000,000 shares authorized; 100 shares issued and outstanding	1	1
Additional paid-in-capital	999	999
Total net assets	$1,000	$1,000

Net asset value per share	$10.00	$10.00

The accompanying notes are an integral part of these financial statements.

As of June 30, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Operations (Unaudited)

	For the Six-Months Ended June 30, 2019 (Unaudited)	For the Period Ended June 30, 2018 (Unaudited)	For the Quarter Ended June 30, 2019 (Unaudited)	For the Quarter Ended June 30, 2018 (Unaudited)
Investment income
Interest income	$-	$-	$-	$-
Dividend income	-	-	-	-
Total investment income	-	-	-	-

Operating expenses
Management fee	-	-	-	-
Incentive fee	-	-	-	-
Administrative fee	-	-	-	-
Director’s fees	-	-	-	-
Professional fees	-	-	-	-
Other expenses	-	-	-	-
Total operating expenses	-	-	-	-
Net investment income (loss)	-	-	-	-

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	-
Net realized and unrealized gain (loss) on investments	-	-	-	-
Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-
Net increase (decrease) in net assets resulting from operations per common share	$-	$-	$-	$-
Net investment income (loss) per common share	$-	$-	$-	$-

Weighted average common shares outstanding	100	100	100	100

Distributions to shareholders	-	-	-	-
Distributions per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

As of June 30, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Changes in Net Assets (Unaudited)

	For the Six-Months Ended June 30, 2019 (Unaudited)	For the Period Ended June 30, 2018 (Unaudited)
Net increase (decrease) in net assets from operations
Net investment income (loss)	$-	$-
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-
Net increase (decrease) in net assets resulting from operations	-	-

Distributions to shareholders	-	-

Capital share transactions	-	1,000
Total increase (decrease) in net assets	-	1,000
Net assets
Beginning of period	1,000	-
End of period	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

As of June 30, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

Pharos Capital BDC, Inc.

Statement of Cash Flows (Unaudited)

	For the Six-Months Ended June 30, 2019 (Unaudited)	For the Period Ended June 30, 2018 (Unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$-	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in loans and securities	-	-
Repayments on direct loans and sale of other securities	-	-
Increase (decrease) in other assets	-	-
Net cash provided by (used in) operating activities	-	-

Cash flows from financing activities
Borrowings under credit facility	-	-
Repayments of credit facility	-	-
Proceeds from capital shares sold	-	1,000
Cash distributions paid to shareholders	-	-
Net cash provided by (used in) financing activities	-	1,000

Net increase (decrease) in cash	-	-
Cash at beginning of period	1,000	-
Cash at end of period	$1,000	$1,000

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

As of June 30, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

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

As of June 30, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to Pharos Capital Group, LLC, the Company’s investment adviser (the “Adviser”) have occurred. The sale of common shares was approved by the unanimous consent of the Company’s board. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.

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

Depending on the level of investment company taxable income (“ICTI”) earned in a tax year and the amount of net capital gains recognized in such tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. In order to eliminate our liability for income tax, and to the extent necessary to maintain our qualification as a RIC, any such carryover ICTI and net capital gains must be distributed before the end of that next tax year through a dividend declared prior to the 15th day of the 9th month after the close of the taxable year in which such ICTI was generated. ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations

Recently Issued Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in ASU No. 2017-08 shorten the amortization period for certain callable debt securities, held at a premium, to be amortized to the earliest call date. ASU No. 2017-08 does not require an accounting change for securities held at a discount; which continues to be amortized to maturity. ASU No. 2017-08 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Management is currently evaluating the impact, if any, of applying this provision.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of Topic 820. The amendments in ASU No. 2018-13 are the result of a broader disclosure project called FASB Concept Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The objective and primary focus of the project are to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of the financial statements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU No. 2018-13. Management has chosen to early adopt the eliminated or modified disclosures for the six months ended June 30, 2019.

Pharos Capital BDC, Inc.

Notes to Financial Statements (Unaudited) (continued)

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

As of June 30, 2019, the Adviser and its affiliates have incurred organizational, operating and offering costs of approximately $2,003,255, on behalf of the Company. In the event receipt of a formal commitment of external (non-Adviser or their affiliates) capital does not occur, initial organization and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of the financial statements, no such costs have been recorded by the Company.

5.	Net Assets

As of June 30, 2019, the total number of shares of all classes of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock, par value $0.01 per share. During the year ended December 31, 2018, the Adviser contributed $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 100 shares of common stock of the Company at $10.00 per share.

Pharos Capital BDC, Inc.

Notes to Financial Statements (Unaudited) (continued)

6.	Financial Highlights

	Six-Months Ended June 30, 2019 (Unaudited)	Period Ended June 30, 2018(1) (Unaudited)	Period Ended December 31, 2018(1)
Per Share Data (2):
Net asset value at beginning of period	$10.00	$-	$-
Net investment income
Net realized and unrealized gain
Net increase in net assets resulting from operations
Distributions to shareholders:
From net investment income
Net asset value at end of period	$10.00	$10.00	$10.00
Total return based on net asset value (3)
Net assets at end of period	$1,000	$1,000	$1,000
Shares outstanding, end of period	100	100	100
Average net assets	$1,000	$1,000	$1,000
Annualized ratio of net operating expenses to average net assets
Annualized ratio of net investment loss to average net assets

(1)	As of June 30, 2019, no operations other than the sale and issuance of 100 shares of common stock, par value $0.01, at an aggregate purchase price of $1,000 ($10.00 per share) to the Company’s Adviser have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, net assets, earnings per share, dividends declared per common share, weighted average shares outstanding or financial highlights for the periods that include financial results prior to February 28, 2018 (date of the above-referenced sale to the Adviser) are not provided.
(2)	Financial highlights are based on weighted average shares outstanding.
(3)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period.

7.	Subsequent Events

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

Portfolio and Investment Activity

As of June 30, 2019, we have not commenced investment activities.

Results of Operations

As of June 30, 2019, we have not completed the Initial Closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

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

As there were no formal commitments of external capital as of June 30, 2019, we have recorded no such costs. Until such time as we receive a formal commitment of external capital or, in the event we do not receive a formal commitment of external capital, the Adviser will pay all organization and offering expenses.

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

In conjunction with our formation, we issued and sold 100 Shares to the Adviser for an aggregate purchase price of $1,000. These Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(2) of the 1933 Act. We have not had any other equity transactions as of June 30, 2019.

Contractual Obligations. As of June 30, 2019, we have not commenced investment operations.

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

Off-Balance Sheet Arrangements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. We had no off-balance sheet arrangements as of June 30, 2019.

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

Organization and Offering Costs. In the event receipt of a formal commitment of external capital does not occur, initial organization and offering costs incurred of $2,003,255 to date will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this filing, no such costs have been recorded by the Company.

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

Recent Developments

On August 9, 2019, the Company’s Board of Directors approved an amendment of the Company’s Articles of Amendment and Restatement (the “Articles of Amendment”) to reflect that directors shall each hold office for a term expiring at the next succeeding annual meeting of stockholders, or until their successors are duly elected and qualify.

The foregoing description of the Articles of Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Articles of Amendment, which is filed as Exhibit 3.2 to this Form 10-Q and is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2019, we had not commenced investment activities.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2019.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of June 30, 2019.

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

Item 1A. Risk Factors

As of June 30, 2019, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 26, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)
3.2	Articles of Amendment*
3.3	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55885) filed with the SEC on March 16, 2018.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharos Capital BDC, Inc.

Date: August 12, 2019	By:	/s/ Kneeland Youngblood
	Name:	Kneeland Youngblood
	Title:	President and Chief Executive Officer

Date: August 12, 2019	By:	/s/ Kimberly D. Futrell
	Name:	Kimberly D. Futrell
	Title:	Chief Financial Officer and Chief Compliance Officer